Form 10-Q
period 1993-12-31
SCHERER R P INTERNATIONAL CORP
filed 1994-02-14
CIK 87243

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            _____________________


                                   FORM 10-Q


  [x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1993

                                       OR

  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-6440

                            _____________________


                     R.P. SCHERER INTERNATIONAL CORPORATION
             (Exact name of Registrant as specified in its charter)




                DELAWARE                                38-1207288
          (State of Incorporation)       (I.R.S. Employer Identification Number)



              2075 WEST BIG BEAVER ROAD, TROY, MICHIGAN          48084
                 (Address of principal executive offices)     (Zip code)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (810) 649-0900

                            _____________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  [x]    NO  [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of the registrant's common stock as of February 10, 1994: 1,000 shares of common stock, par value $.33 1/3.

The registrant meets the conditions set forth in the General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                                     PART I

ITEM 1           FINANCIAL STATEMENTS





            R.P. SCHERER INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS




                                                                                                (In thousands)
                                                                      --------------------------------------------------------------
                                                                       For the three months ended          For the nine months ended
                                                                                December 31,                       December 31,
                                                                      ----------------------------      ----------------------------
                                                                         1993              1992             1993              1992
                                                                      ----------        ----------      ----------        ----------
            Net sales                                                  $114,820           $97,966         $328,453         $298,990
            Cost of sales                                                74,848            60,540          212,309          181,097
            Selling and administrative expenses                          15,769            13,683           44,503           41,235
            Research and development expenses, net                        3,287             2,850            9,499            8,524
                                                                      ----------        ----------      ----------        ----------

            Operating income                                             20,916            20,893           62,142           68,134

            Interest expense                                              6,069             5,600           17,796           19,704
            Interest earned and other                                      (587)             (402)          (1,541)          (2,643)
                                                                      ----------        ----------      ----------        ----------

            Income from continuing operations before income
              taxes, minority interests and accounting change            15,434            15,695           45,887           51,073

            Income taxes                                                  4,404             5,491           14,454           19,313
            Minority interests                                            2,126             3,101            7,376           10,210
                                                                      ----------        ----------      ----------        ----------

            Income from continuing operations before
              accounting change                                           8,904             7,103           24,057           21,550

            Loss from discontinued operation (Note 2)                        -                 -                -              (647)
            Extraordinary loss from debt extinguishments (Notes 7,8)    (15,500)           (8,392)         (15,500)          (8,392)
            Cumulative effect of accounting change (Note 3)                 -                 -                -                974
                                                                      ----------        ----------      ----------        ----------

            Net income (loss)                                           $(6,596)          $(1,289)           $8,557         $13,485
                                                                      ----------        ----------      ----------        ----------
                                                                      ----------        ----------      ----------        ----------






         The accompanying notes are an integral part of this statement.

            R.P. SCHERER INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION


                                                                                    (In thousands)
                                                                          December 31,            March 31,
                                                                              1993                   1993
                                                                          ------------           ------------
                                     ASSETS

            CURRENT ASSETS:
              Cash and cash equivalents                                  $   17,150              $   30,389
              Short-term investments                                          4,337                   3,476
              Receivables, less reserves of:
                   December 31, 1993 - $2.1 million;
                   March 31, 1993 - $2.3 million                             90,470                  80,537
              Inventories                                                    51,010                  48,310
              Other current assets                                            5,675                   4,573
                                                                          ------------           ------------
                                                                            168,642                 167,285
                                                                          ------------           ------------
            PROPERTY:
              Property, plant and equipment, at cost                        270,636                 243,538
              Accumulated depreciation                                      (60,657)                (48,987)
                                                                          ------------           ------------
                                                                            209,979                 194,551
                                                                          ------------           ------------
            OTHER ASSETS:
              Intangibles, net of amortization                              182,940                 155,595
              Deferred financing fees, net of amortization                      695                   4,407
              Other assets                                                   17,263                  10,346
                                                                          ------------           ------------
                                                                            200,898                 170,348
                                                                          ------------           ------------

                                                                           $579,519                $532,184
                                                                          ------------           ------------
                                                                          ------------           ------------


                      LIABILITIES AND SHAREHOLDER'S EQUITY

            CURRENT LIABILITIES:
              Notes payable and current portion of long-term debt          $  2,859               $   2,465
              Accounts payable                                               36,458                  41,557
              Accrued liabilities                                            31,745                  34,410
              Accrued income taxes                                            3,325                   7,336
                                                                          ------------           ------------
                                                                             74,387                  85,768
                                                                          ------------           ------------
            LONG-TERM LIABILITIES AND OTHER:
              Long-term debt                                                198,455                 141,151
              Other long-term liabilities                                    45,151                  38,812
              Deferred income taxes                                          27,221                  31,083
              Minority interests in subsidiaries                             29,575                  32,369
                                                                          ------------           ------------
                                                                            300,402                 243,415
                                                                          ------------           ------------

            COMMITMENTS AND CONTINGENCIES (Note 5)

            SHAREHOLDER'S EQUITY:
              Common stock, $.33 1/3 par value, 1,000 shares
                authorized and outstanding                                        1                       1
              Additional paid-in capital                                    234,144                 233,743
              Retained deficit                                              (16,394)                (24,951)
              Currency translation adjustment                               (13,021)                 (5,792)
                                                                          ------------           ------------
                                                                            204,730                 203,001
                                                                          ------------           ------------

                                                                           $579,519                $532,184
                                                                          ------------           ------------
                                                                          ------------           ------------




         The accompanying notes are an integral part of this statement.

            R.P. SCHERER INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                                       (In thousands)
                                                                                 For the nine months ended
                                                                                        December 31,
                                                                                 -----------------------------
                                                                                  1993                1992
                                                                                 ---------           ---------
            OPERATING ACTIVITIES:
              Net income                                                           $8,557            $13,485
              Adjustments to reconcile net income to net cash provided
                by operating activities:
                  Depreciation                                                     13,131             12,526
                  Amortization of intangible assets                                 3,808              3,270
                  Amortization of deferred financing costs and debt                 1,110              1,455
                    discount
                  Minority interests in net income                                  7,376             10,210
                  Deferred tax provision and other                                   (180)            (2,444)
                  Loss from discontinued operation                                 -                     647
                  Extraordinary loss on debt extinguishments (Notes 7,8)           15,500              8,392
                  Cumulative effect of accounting change                           -                    (974)
                  Increase in receivables                                          (9,771)            (3,238)
                  Increase in inventories and other current assets                 (2,179)            (3,815)
                  Decrease in accounts payable and accrued expenses               (13,555)           (12,592)
                                                                                 ---------           ---------

            Net cash provided by operating activities                              23,797             26,922
                                                                                 ---------           ---------

            INVESTING ACTIVITIES:
              Purchases of plant and equipment                                    (27,789)           (20,463)
              Acquisition of businesses, net of cash acquired (Note 6)            (33,761)               -
              Proceeds from sales of plant and equipment                              864                128
              Proceeds from disposition of subsidiary                              -                  28,047
              Other                                                                (3,768)              (259)
                                                                                 ---------           ---------

            Net cash provided (used) by investing activities                      (64,454)             7,453
                                                                                 ---------           ---------

            FINANCING ACTIVITIES:
              Proceeds from long-term borrowings                                   61,751             21,006
              Long-term debt retirements and payments                             (26,375)           (57,983)
              Short-term borrowings, net                                             (395)              (929)
              Cash dividends paid to minority shareholders of subsidiaries         (7,014)              (626)
                                                                                 ---------           ---------

            Net cash provided (used) by financing activities                       27,967            (38,532)
                                                                                 ---------           ---------

            Effect of currency translation on cash and cash equivalents              (549)              (507)
                                                                                 ---------           ---------


            Net decrease in cash and cash equivalents                             (13,239)            (4,664)

            Cash and cash equivalents, beginning of period                         30,389             44,761
                                                                                 ---------           ---------

            Cash and cash equivalents, end of period                              $17,150            $40,097
                                                                                 ---------           ---------
                                                                                 ---------           ---------



         The accompanying notes are an integral part of this statement.

            R.P. SCHERER INTERNATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of R.P. Scherer International Corporation ("Scherer International"), a Delaware corporation, and its subsidiaries, some of which are less than wholly-owned. Scherer International is a wholly-owned subsidiary of R.P. Scherer Corporation, and R.P. Scherer Corporation's only operating asset is its investment in Scherer International. Unless otherwise stated herein, the term "Company" refers to either or both of Scherer International and R.P. Scherer Corporation.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring items) necessary for the fair presentation of financial position and results of operations. These consolidated financial statements and related notes have been prepared pursuant to the Rules and Regulations set forth by the Securities and Exchange Commission and should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 1993, as filed with the Securities and Exchange Commission.


2.       DISCONTINUED OPERATION

In fiscal 1992, the Company reached a decision to dispose of its former subsidiary, Paco Pharmaceutical Services, Inc. ("Paco"). Accordingly, the net operating results of Paco and the loss from Paco's disposal are reported as a discontinued operation in the consolidated statement of operations. In August 1992, the Company disposed of Paco through an initial public offering of Paco's common stock, and realized net proceeds of $28.0 million. In connection with the offering, the Company agreed to indemnify Paco for any liabilities and costs incurred subsequent to March 31, 1992, related to the litigation involving Paco specifically described in Note 5. In addition, the Company has indemnified Paco for any additional U.S. federal and certain state tax liabilities arising from the date of the Company's acquisition of Paco through the date of completion of the offering.

For the nine month period ended December 31, 1992 (through the August 26, 1992 date of disposal), Paco had net sales of $30.2 million, interest expense of $1.1 million (including an allocation of consolidated interest expense for debt attributable to Paco), income taxes of $1.0 million, and no net income. The consolidated statement of cash flows excludes Paco's net cash used of $0.1 million for the nine month period ended December 31, 1992.

3.       INCOME TAXES

The Company records income tax expense for interim periods based on an estimated consolidated effective income tax rate for the fiscal year. The effective income tax rate in 1993 is lower than the U.S. Federal income tax rate primarily due to the recognition of foreign income tax credits generated in the current fiscal year for U.S. tax purposes, offset by goodwill amortization not deductible for income tax purposes. In 1992, the effective tax rate was higher than the U.S. Federal income tax rate primarily due to higher foreign income tax rates, goodwill amortization not deductible for income tax purposes, and restrictions as to the recognition of foreign income tax credits for U.S. tax purposes.

Effective April 1, 1992, the Company adopted the provisions of the Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). As a result, the Company recorded

R.P. SCHERER INTERNATIONAL CORPORATION AND SUBSIDIARIES income of approximately $1.0 million, which represented the net decrease in deferred tax liabilities resulting from the adoption of SFAS 109 as of that date. Such amount has been reflected in the consolidated statement of operations as the cumulative effect of an accounting change for the nine months ended December 31, 1992.

4.       INVENTORIES

The components of inventories are as follows:

                    (In thousands)                      December 31,            March 31,
                                                            1993                   1993
                                                          -------                -------
                    Raw materials and supplies            $26,469                $23,881
                    Work in process                         6,654                  7,365
                    Finished goods                         17,887                 17,064
                                                          -------                -------
                                                          $51,010                $48,310
                                                          -------                -------
                                                          -------                -------



5.       CONTINGENCIES

The Company's former subsidiary Paco, certain of Paco's subsidiaries, the Company and other defendants are parties to a group of actions commenced, beginning in April 1990, in Federal and state courts in New Jersey and in Federal courts in New York and Massachusetts by limited partners of Paco Development Partners II ("PDP II"), a research and development partnership in which a subsidiary of Paco serves as the general partner. The defendants were granted summary for dismissal judgment with respect to the New York actions on March 29, 1993, and the time to appeal this decision has expired. In the New Jersey state court action (Nelson v. Dean Witter Reynolds, Inc., MRS-L-5014-90), a class consisting of the 14 investors who reside in New Jersey has been certified. On October 23, 1992, the Company, Paco and its affiliates moved for summary judgment as to three counts of the complaint. This motion was denied on January 6, 1993. A second action commenced in New Jersey Federal court, has been stayed pending resolution of the New Jersey state court action (Nelson v. Ian Ferrier, Civil Action 91-5334(JWB)). No class has been certified in this federal action.

Plaintiffs in each of these actions seek damages of an unspecified amount for, among other things, alleged violations of state securities law, fraud, misrepresentation, breach of contract, conversion and negligence in connection with the $25 million private placement sale of PDP II limited partnership interests and warrants in 1986. Plaintiffs in the state court action also seek damages, derivatively, on behalf of PDP II, for alleged breaches of fiduciary duty and breach of contract in connection with the management of PDP II. On October 19, 1993, the plaintiffs in the New York federal court action described above (in which the defendants were granted summary judgment) filed a new complaint in state court in New Jersey. This complaint alleges state law causes of action for fraud, negligent misrepresentation, breach of fiduciary duty and breach of contract. The Company believes that it has meritorious defenses to these actions and intends to defend against them vigorously. In the opinion of management, the ultimate outcome of this litigation will not have a material adverse effect on the Company's business or financial condition.

On March 30, 1992, OCAP Acquisition Corp. ("OCAP") commenced an action in the Supreme Court of the State of New York, County of New York, against Paco, certain of its subsidiaries, the Company and Scherer International (collectively, the "defendants"), arising out of the termination of an Asset Purchase Agreement dated February 21, 1992 (the "Purchase Agreement") between OCAP and the defendants providing for the purchase of substantially all the assets of Paco. On May 15, 1992, OCAP served an

    R.P. SCHERER INTERNATIONAL CORPORATION AND SUBSIDIARIES amended verified complaint (the "Amended Complaint"), asserting causes of action for breach of contract and breach of the implied covenant of good faith and fair dealing, arising out of defendants' March 25, 1992 termination of the Purchase Agreement, as well as two additional causes of action that were subsequently dismissed by order of the court. The Amended Complaint seeks $75 million in actual damages, $100 million in punitive damages, as well as OCAP's attorney fees and other litigation expenses, costs and disbursements incurred in bringing this action. Discovery with respect to the action has commenced; however, discovery has been temporarily stayed by OCAP's filing of a motion for partial summary judgment. The Company has filed a cross-motion for dismissal based on discovery to date and is awaiting the decision of the Court. Based upon the investigation conducted by the Company to date, the Company believes that this action lacks merit and intends to defend against it vigorously. In the opinion of management, the ultimate outcome of this litigation will not have a material adverse effect on the Company's business or financial condition.

The Company was informed in August 1992 that soil at a manufacturing facility in North Carolina owned and operated by the Company from 1975 to 1985 contained levels of tetrachlorethene and other substances which exceeded environmental standards. The Company voluntarily initiated a remedial investigation, and initial remedial and removal actions have been completed by the Company and the current owner of the facility for the known soil contamination at such site. The Company continues to perform additional studies and remediation of the area, including testing and removal of groundwater, which may also indicate the necessity for additional remedial and removal actions. On the basis of the results of investigations performed to date, the Company does not believe that potential future costs associated with either the investigation or any potential remedial or removal action will ultimately have a materially adverse impact on the Company's business or financial condition.

The Company is a party to various other legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's financial position, results of operations, liquidity or capital resources.

6.       BUSINESS ACQUISITION

On July 1, 1993, the Company acquired all outstanding capital stock of Pharmagel S.p.A. (Italy) and Pharmagel S.A. (France) (jointly "Pharmagel"), and has accounted for such acquisition as a purchase for financial reporting purposes. Pharmagel is a manufacturer of softgels, and had been privately held. The net assets and results of operations of Pharmagel are included in the Company's consolidated financial statements beginning July 1, 1993. The aggregate purchase price, which approximates $30 million, was allocated to assets and liabilities based on preliminary estimates of their fair values as of the date of acquisition. The purchase was funded primarily by borrowings under the Company's bank credit facility, plus an additional amount not to exceed $4.5 million payable to the sellers during the next six years. The purchase price exceeds the fair value of the net assets acquired by a currently estimated $22.4 million, which is classified as goodwill in the statement of financial position and is being amortized on a straight-line basis over forty years.

The following unaudited pro forma summary presents the consolidated results of operations of the Company and Pharmagel as if the acquisition had occurred at the beginning of the periods presented after giving effect to certain adjustments, including amortization of goodwill, increased interest expense on acquisition borrowings, and related income tax effects. The pro forma information is not necessarily

    R.P. SCHERER INTERNATIONAL CORPORATION AND SUBSIDIARIES indicative of what would have occurred had the acquisition been made as of those dates, and is not intended to be a projection of future results or trends.

                      (In thousands)                For the
                                                    quarter
                                                     ended            For the nine months ended
                                                 December 31,               December 31,
                                                 ------------        --------------------------
                                                     1992               1993             1992
                                                 ------------        ---------        ---------
                    Net sales                       $104,847         $335,590         $321,373
                    Income from continuing
                         operations                   $6,787          $23,910          $21,037
                    Net income                       $(1,605)          $8,410          $12,972

As of September 1, 1993, the Company also acquired certain tangible and intangible assets of Gayoso Wellcome S.A., a softgel manufacturer in Spain, for a purchase price of approximately $9.4 million. Gayoso Wellcome's operations are not material in relation to the Company's consolidated financial statements, and pro forma information for this acquisition is therefore not presented.

7.       FISCAL YEAR 1993 REPURCHASE OF SUBORDINATED DEBENTURES

During the quarter ended December 31, 1992, the Company repurchased approximately $42.5 million principal amount of the Subordinated Debentures for an aggregate purchase price of approximately $49.3 million, plus accrued interest. As a result of these repurchases, the Company recognized an extraordinary charge of $10.3 million, less related income tax benefits of $1.9 million, including the write-off of unamortized bond discount and deferred financing costs. Annual interest expense on the Subordinated Debentures repurchased was approximately $6.4 million. Sources of funds for the repurchases consisted primarily of cash on hand and, to a lesser extent, borrowings under the Company's bank credit facility.

8.       SUBSEQUENT EVENTS - FINANCING ACTIVITIES

In January 1994, Scherer International successfully completed a public offering of $100 million aggregate principal amount of its 6 3/4% Senior Notes ("Senior Notes") due February 1, 2004 ("Offering"). The Senior Notes are noncallable and are unsecured obligations, ranking pari passu with all other unsecured and senior indebtedness of Scherer International. Prior to the issuance of this debt, the Company executed an amendment to the Company's bank credit facility which removed all collateral requirements. Interest on the Senior Notes is payable February 1 and August 1, commencing August 1, 1994. The indenture under which the Senior Notes were issued contains certain covenants which, among other things, limit the ability of the Company and its subsidiaries to incur liens, to enter into sale and lease-back transactions, to engage in certain transactions with affiliates, and to merge or consolidate with, or transfer all or substantially all, of its assets to another person. The proceeds of the Offering to the Company (prior to deducting certain expenses related to the Offering) were $98.1 million.

On January 28, 1994, with the net proceeds from the Offering and additional proceeds from borrowings under the Company's bank credit facility, the Company defeased its 14% Senior Subordinated Debentures ("Subordinated Debentures"), which have an outstanding principal amount of $125.1 million. The Company deposited into an irrevocable trust account for the benefit of the holders of the Subordinated Debentures an amount of United States government obligations sufficient to pay, with respect to the Subordinated Debentures, all interest thereon through the November 1, 1994 call date ("Call Date"), the call premium thereon and the outstanding principal thereof when due upon redemption ("Defeasance"). The Company remains obligated to pay interest and principal on the Subordinated Debentures when due but, subject to certain exceptions, is no longer subject to the terms, agreements and covenants related to the Subordinated Debentures.

As a result of the Defeasance, the Company recognized an extraordinary loss for accounting purposes of $15.5 million in the quarter ended December 31, 1993, reflecting the estimated after-tax difference between the recorded value of the Subordinated Debentures and their face value, the call premium, the prepayment of net interest through the Call Date, and the write-off of unamortized deferred financing costs related to the Subordinated Debentures. As of December 31, 1993, the Company recognized future

     R.P. SCHERER INTERNATIONAL CORPORATION AND SUBSIDIARIES tax benefits of approximately $4.8 million resulting from the Defeasance, which are included in Other Long-Term Assets in the accompanying Consolidated Statement of Financial Position. The Company also recorded a $17.0 million liability as a component of long-term debt for its commitments related to the Defeasance.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

The following discussion and analysis of financial results and condition covers the three and nine month periods ended December 31, 1993 and 1992. A majority of the Company's sales, income and cash flows is derived from its international operations. With the exception of Brazil, the financial position and the results of operations of the Company's foreign subsidiaries are measured using the local currency of the countries in which they operate and are translated into U.S. dollars. Although the effects of foreign currency fluctuations are mitigated by the fact that expenses of foreign subsidiaries are generally incurred in the same currencies in which sales are generated, the reported income of foreign subsidiaries will be higher or lower depending upon a weakening or strengthening of the U.S. dollar. In addition, a substantial amount of the Company's net assets are based in its foreign operations, and are translated into U.S. dollars primarily at foreign currency exchange rates in effect as of the end of each period. Accordingly, the Company's consolidated shareholder's equity will fluctuate depending upon the strengthening or weakening of the U.S. dollar.

RESULTS OF OPERATIONS

Quarters Ended December 31 1993 and 1992

Sales for the third fiscal quarter ended December 31, 1993 were a record $114.8 million, amounting to a 17% increase from the $98.0 million reported for last year's third quarter. A significantly stronger U.S. dollar in the current year quarter had the effect of depressing the reported sales gain. On a constant exchange rate basis, the sales increase would have been 22% for the quarter ended December 31, 1993. Sales for this year's third quarter included $5.5 million from Pharmagel operations, which were acquired July 1, 1993 (see Note 6 to the Consolidated Financial Statements).

The Company's 12-month sales backlog was $123.4 million at December 31,
1993, a 24% increase from the same time a year ago. Sales backlog increased 28% as measured using constant foreign exchange rates. This increase primarily reflects significant additional order activity in the Company's United States and German operations as compared to the prior year. The increase in Germany is the first within the past several quarters and amounts to an 18% improvement from the prior year and a 23% gain from September 30, 1993.

Operating income was $20.9 million for the quarter ended December 31, 1993, unchanged from the same quarter last year. Operating income grew by 4% on a constant exchange rate basis. The Company continued to experience a decline in operating margin, falling to 18.2% for the quarter ended December 31, 1993 as compared to 21.3% in the same quarter last year. As described further below, this decline results primarily from a sales mix shift towards lower margin health and nutritional products. Selling and administrative expenses increased 15% to $25.8 million in the December 31, 1993 quarter, primarily as a result of the Pharmagel acquisition. Before the increase related to Pharmagel, selling and administrative expenses fell to 12.7% of sales in the quarter ended December 31, 1993 as compared to 14.0% of sales for last year's third quarter. Research and development expenses also increased by 15%, amounting to nearly $3.3 million for the three months ended December 31, 1993. This increase reflects continued spending for development of the Company's Scherersol(TM) and Pulsincap(R) products and costs associated with the newly formed Advanced Therapeutic Products group in the United Kingdom.

Income from continuing operations reached a record $8.9 million for the quarter ended December 31, 1993, compared to $7.1 million for the same quarter last year, primarily as a result of lower non-operating expenses in the current year quarter. Net interest expense rose $0.3 million to $5.5 million in the quarter ended December 31, 1993, largely as a result of interest expense on debt used to fund the Pharmagel acquisition and transaction losses related to monetary inflation experienced by the Company's Brazilian subsidiary. Income tax provisions were $4.4 million (28.5% of pretax income) for the quarter ended December 31, 1993 and $5.5 million (35.0% pretax income) for the quarter ended December 31, 1992. The lower tax provision in the 1993 quarter resulted from a shift in income toward lower tax rate countries, reduced Corporate income tax rates in Germany and Australia and a $.5 million benefit from a revision in the estimated annual consolidated tax rate from that used for the first half of the fiscal year. Minority interests in income fell nearly $1.0 million in the quarter ended December 31, 1993 compared to the same quarter last fiscal year as a result of reduced income from the Company's 51% owned Germany subsidiary.

In January, 1994, the Company successfully refinanced, through defeasance, the outstanding 14% Senior Subordinated Debentures of Scherer International. For financial reporting purposes, the extraordinary loss of $15.5 million related to the defeasance was recorded as of December 31, 1993, resulting in a $6.6 million net loss for the quarter. See "Liquidity and Financial Condition" below for further discussion.

The following sets forth operating results for each of the Company's geographic segments for the quarters ended December 31, 1993 and 1992:

            (In thousands)                    Sales                   Operating Income                Operating Margin
                                      --------------------           -------------------            -------------------
                                      1993            1992           1993           1992            1993           1992
                                      ----            ----           ----           ----            ----           ----
            United States          $ 31,623        $21,952        $ 7,766       $ 6,508         24.6%          29.6%
            Europe                   57,763         55,672          9,068        12,784         15.7           23.0
            Other International      25,434         20,342          5,172         3,774         20.3           18.6
            Unallocated                 -               -          (1,090)       (2,173)          -             -
                                  ---------       --------       --------       --------        ------         ------
                                   $114,820        $97,966        $20,916       $20,893         18.2%          21.3%
                                  ---------       --------       --------       --------        ------         ------
                                  ---------       --------       --------       --------        ------         ------


The Company's U.S. operations generated a 44% sales gain for the quarter ended December 31, 1993. Sales of the Company's anti- oxidant softgels (primarily Vitamin E) more than doubled, resulting in part from the increased popularity of these products due to favorable medical studies and media reports. Sales for the quarter also benefited from record demand for over-the-counter ("OTC") pharmaceutical softgels, including several new branded cough/cold products. Operating income increased 19% for the 1993 quarter compared to the same quarter a year earlier, while operating margin declined from 29.6% in last year's third quarter to 24.6% in the current year quarter. This decline in margin rate is due to the higher proportion of low margin nutritional softgel sales in the 1993 quarter.

Sales in Europe increased 4% for the quarter ended December 31, 1993, despite a stronger U.S. dollar as compared to the same quarter last year. On a constant exchange rate basis, sales would have increased _____%. The sales increase is attributable to the addition of Pharmagel in the current fiscal year and strong sales of specialty nutritional softgels in the United Kingdom. Operating income declined 29% due in part to significantly lower sales of higher margin pharmaceutical softgels in Germany and elsewhere. Although the market situation is improving in Germany, the Company continues to be adversely affected by government healthcare reforms implemented at the beginning of calendar year 1993 and recessionary economic conditions. In addition, Pharmagel operated at a break-even level in the December 31, 1993 quarter, reducing the Company's margin rate in Europe. The Company expects Pharmagel to provide a positive income contribution next fiscal year when it is integrated with Scherer's other European operations.

The Company's Other International segment achieved a 25% sales increase for the current year quarter as a result of strong demand for both nutritional and pharmaceutical softgels, particularly in Australia, Canada and Japan. Profits from these additional sales led to a 37% improvement in operating income for the current year quarter.

Nine Months Ended December 31, 1993 and 1992

Sales for the nine months ended December 31, 1993 were $328.5 million, representing a 10% increase over sales of $299.0 million for the same period last year. Strong sales results were achieved in the United States and Other International segments, offset by the effects of a stronger U.S. dollar relative to most foreign currencies and the aforementioned weakness of the German pharmaceutical market. The sales increase between the two periods was 16% as measured using constant exchange rates.

Operating income amounted to $62.1 million for the nine months ended December 31, 1993, a decrease of $6.0 million, or 9%, from the $68.1 million recorded for the same period a year earlier. The decline would have been 5% if measured using constant exchange rates. A significant part of the decline in operating income is attributable to the Company's German operations. The Company contained selling and administrative expenses to $44.5 million in the current year nine months (an 8% increase), despite a $3.1 million addition due to the acquisition of Pharmagel. Before the sales and expenses attributable to Pharmagel, selling and administrative expenses declined to 13.0% of sales in the 1993 nine months from 13.8% last year. The Company increased net research and development spending by $1.0 million, or 11% (18% at constant exchange rates) in the nine months ended December 31, 1993, primarily for pharmaceutical softgel development activities and continued investments in the Company's Pulsincap(R) drug delivery device.

The Company reported income from continuing operations of $24.1 million for the nine months ended December 31, 1993, a 12% improvement versus the $21.6 million for the same period a year ago. Reductions in income taxes and minority interests in income of subsidiaries for the same reasons mentioned under the quarterly discussion above provided a combined $7.7 million earnings increase. A reduction in interest expense of $1.9 million due primarily to the Company's October 1992 repurchase of $42.5 million for value of its 14% Senior Subordinated Debentures also contributed to this improvement.

The following table shows the operating results of the Company's geographic segments for the nine months ended December 31, 1993 and 1992:

(In thousands)                           Sales                    Operating Income              Operating Margin
                                  --------------------           --------------------          -------------------
                                   1993            1992           1993            1992          1993           1992
                                  ----            ----           ----            ----          ----           ----

United States                    $ 87,426        $ 63,167       $22,133         $18,908         25.3%          29.9%
Europe                            169,239         176,027        28,674          41,772         16.9           23.7
Other International                71,788          59,796        15,101          11,240         21.0           18.8
Unallocated                          -               -           (3,766)         (3,736)          -             -
                                  -------         -------        -------         -------        -------        -------
                                  $328,453        $298,990       $62,142         $68,134         18.9%          22.8%
                                  -------         -------        -------         -------        -------        -------
                                  -------         -------        -------         -------        -------        -------


Sales of U.S. operations increased 38% for the nine months ended December 31, 1993, reflecting strong demand for Vitamin E and other anti-oxidant vitamin softgels, as well as significant growth of OTC softgel medications. Operating income in the U.S. increased 17% in the December 31, 1993 nine months due to the additional sales volumes. Operating margins, however, declined significantly as a majority of the sales gain was from nutritional softgels which, in the U.S., generally have a high material cost content relative to their sales value when compared to other softgel types.

The Company experienced a 5% decline in sales of its European operations for the nine months ended December 31, 1993. Sales in Germany declined $13.8 million due to the difficult industry and economic factors discussed previously and the effects of a comparatively stronger U.S. dollar. The Company's other European operations registered local currency sales gains over the prior year period, including $10.4 million of sales contributed by Pharmagel. Operating income in Europe decreased by 31% due primarily to the weaker foreign currency exchange rates and lower prescription pharmaceutical sales in Germany. The shift in product mix in Germany and elsewhere away from prescription pharmaceutical softgels, break-even results from Pharmagel and higher research and development costs all contributed to a 6.8 point decrease in European operating margins.

In Other International operations, sales increased by 20% for the nine months ended December 31, 1993 compared to the same period last year. Significant sales gains of nutritional softgels were achieved in Australia, Japan and Canada. The sales volume growth led to a 34% increase in operating income. As a result of efficiencies of scale related to the growth in sales of nutritional softgels (which are characterized by strong gross margin rates in both Australia and Japan), operating margin improved from 18.8% in the prior year period to 21.0% for the 1993 nine months.

CASH FLOWS

Cash and cash equivalents decreased by $13.2 million for the nine month period ended December 31, 1993, as compared with a decrease of $4.7 million in the same period in 1992. Operating activities provided cash of $20.2 million and $26.9 million for the current and prior year periods, respectively. For the period ended December 31, 1993, cash generated from continued strong earnings was offset by a $28.1 million increase in net working capital. Such increase resulted primarily from an increase in accounts receivable due to increased sales and shifts in sales mix towards nutritional products customers which are generally provided longer payment terms. Working capital was further impacted by a decrease in current liabilities relating primarily to the timing of value added tax payments for certain of the Company's European subsidiaries. For the prior year period, cash generated from operating earnings was offset by a $19.6 million increase in net working capital. Increases in receivables and inventory levels due to increased sales and decreases in current liabilities primarily related to the timing of value added tax payments contributed to the prior year net working capital decrease.

Capital expenditures for the current year nine months amounted to $27.8 million, compared to the prior year period's capital expenditures of $20.5 million. Current quarter capital spending consisted primarily of expenditures in the United Kingdom related to the new Zydis(R) production facility and in Australia related to the construction of a new production facility, as well as general facility and equipment additions and improvements worldwide. In the prior year, capital expenditures were related primarily to facility upgrades of the Company's German softgel operation, expansion in the United Kingdom related to the Zydis(R) production and Pulsincap(TM) development facilities, and general facility and equipment additions and improvements. For the nine months ended December 31, 1993, $33.8 million was used for the acquisitions of the capital stock of Pharmagel and certain softgel assets of Gayoso Wellcome (as discussed in Note 6 to the consolidated financial statements). For the same period last year, cash of $28.0 million was provided resulting from the disposition of Paco (as discussed in Note 2 to the consolidated financial statements).

Financing activities for the nine months ended December 31, 1993, reflect primarily $24.5 million of borrowings under the Company's bank credit facility to fund the acquisition of Pharmagel, as well as a net $10.9 million of other borrowings (primarily under the bank credit facility) to fund previously mentioned capital expenditure needs. In the prior year period, the financing activities primarily reflect the repurchase of $42.5 million principal amount of the Company's 14% Senior Subordinated Debentures for approximately $49.3 million, funded primarily by cash on hand and, to a lesser extent, borrowings under the Company's bank credit facility.

LIQUIDITY AND FINANCIAL CONDITION

Subsequent Events - Refinancing

In January 1994, Scherer International completed the refinancing of a significant portion of its outstanding debt through the issuance of $100.0 million face value 6 3/4% Senior Notes and the Defeasance of approximately $125.1 million face value 14% Senior Subordinated Debentures. These actions will result in interest savings of approximately $9 million annually.

The noncallable Senior Notes are due February 1, 2004 and are unsecured, ranking pari passu with all other unsecured and senior indebtedness of Scherer International. Interest on the Senior Notes is payable February 1 and August 1, commencing August 1, 1994. The proceeds of the Offering to the Company (prior to deducting certain expenses related to the Offering) were $98.1 million.

Using the net proceeds from the Offering and additional proceeds from borrowings under the Company's bank credit facility, the Company defeased its Subordinated Debentures. The Company deposited into an irrevocable trust account for the benefit of the holders of the Subordinated Debentures an amount of United States government obligations sufficient to pay, with respect to the Subordinated Debentures, all interest thereon through the Call Date, the call premium thereon and the outstanding principal thereof when due upon redemption. The Company remains obligated to pay interest and principal on the Subordinated Debentures when due but, subject to certain exceptions, is no longer subject to the terms, agreements and covenants contained in the indenture under which the Subordinated Debentures were issued.

As a result of the Defeasance, the Company recognized an extraordinary loss for accounting purposes of $15.5 million in the quarter ended December 31, 1993, reflecting the estimated after-tax difference between the recorded value of the Subordinated Debentures and their face value, the call premium, the prepayment of net interest through the Call Date, and the write-off of unamortized deferred financing costs related to the Subordinated Debentures. The Company also recorded a $17.0 million liability as a component of long-term debt for its commitments related to the Defeasance.

During the next several years, a significant portion of the Company's cash flow will be used to service indebtedness and fund capital expenditures. The Company believes that its future cash flows from operations, together with cash and short-term investments aggregating $21.5 million at December 31, 1993, and amounts available under bank credit facilities will be adequate to meet anticipated debt service, capital investment and operating cash requirements.

The Company actively reviews drug delivery systems businesses and technologies for potential acquisition, consistent with its strategic objectives. Management anticipates that most such acquisitions would not involve material initial cost. An example is the Company's recently announced acquisition of an opthalmic drug delivery technology from Zeneca Limited. Management intends that any acquisition requiring significant funding would be financed largely through the issuance of R.P. Scherer Corporation common stock, depending upon market conditions, so as not to adversely impact the Company's capital structure.

At December 31, 1993, the Company's outstanding long-term indebtedness consisted of approximately $120.0 million of Subordinated Debentures (net of a $5.1 million discount) which were subsequently defeased as discussed above; approximately $37.3 million under the Company's bank credit facility; $17.0 million relating to commitments under the Defeasance as discussed above which was funded subsequent to quarter end with funds from the Company's bank credit facility; $10.1 million of industrial revenue bonds; and $14.1 million of other instruments.

The Company's bank credit facility provides that the Company may borrow up to an aggregate of $120.0 million in various currencies, and expires March 31, 1995. In January 1994, the bank credit facility was amended to remove all collateral requirements; the facility had previously been collateralized by a first lien on a significant portion of the Company's and certain subsidiaries' present and future assets. Borrowings under the facility remain guaranteed by cross-guarantees among the Company and such subsidiaries.

Pursuant to other local credit arrangements, the Company and certain of its subsidiaries may borrow up to $12.0 million, subject to certain limitations imposed by the Company's bank credit facility. Approximately $0.7 million was outstanding under these arrangements as of December 31,1993.

Capital expenditures in fiscal 1994 are expected to approximate $40 million and will include facilities expansions or replacement in Europe, Latin America and Australia, continuing facility and equipment expenditures for the manufacture of Zydis(R) fast dissolving dosage products, and general facility and equipment upgrade and replacement costs. As of December 31, 1993, the Company has approximately $7.1 million of commitments for future capital expenditures.
The Company expects to fund such capital expenditures primarily from operating cash flows and, to the extent necessary from its bank credit facility.

The indenture under which the Senior Notes were issued contains certain covenants which, among other things, limit the ability of the Company and its subsidiaries to incur liens, to enter into sale and lease-back transactions, to engage in certain transactions with affiliates, and to merge or consolidate with, or transfer all or substantially all, of its assets to another person. The Company's bank credit facility contains covenants which limit the Company's ability to incur additional indebtedness or contingent obligations, make investments and loans, dispose of assets, consummate a business combination and declare or pay cash dividends. The bank credit facility allows increasing levels of cash dividends based upon future income. The Company does not currently have any plans to declare or pay dividends.

ACCOUNTING POLICIES

In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, Employer's Accounting for Postemployment Benefits, which must be adopted for the Company's 1995 fiscal year. This statement would require accounting for other postemployment benefits similar to that currently required for postretirement benefits. Upon adoption, the standard requires the recognition of a cumulative adjustment to the results of operations. The determination of the impact from adoption of this statement on the Company's financial statements has not yet been completed, however, the Company believes that it will not significantly affect the Company's future financial results or position.

                                    PART II


ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
           HOLDERS

           None


ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS:


    EXHIBIT NUMBER                                        DESCRIPTION


          4.1 Third Amendment to Credit Agreement, First Amendment to Parent Guaranty and Company Guaranty, Second Amendment to Permitted Borrowers Guaranty and Release of Collateral, dated as of January 12, 1994, among R.P. Scherer International Corporation, the permitted borrowers referred to therein, Comerica Bank, NBD Bank, N.A., Societe Generale, The Bank of Nova Scotia, and ABN AMRO Bank N.V.. Filed herewith.


    (b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the period for which this report is filed.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          R.P. SCHERER INTERNATIONAL CORPORATION


Date:    February 14, 1994                     By:  /s/ Nicole S. Williams
       ---------------------------             -----------------------
                                               Nicole S. Williams
                                               Executive Vice President, Finance
                                               and Chief Financial Officer,
                                               Treasurer, and Secretary
