Form 10-K
period 1994-03-31
SCHERER R P INTERNATIONAL CORP
filed 1994-06-28
CIK 87243

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-K

    [x]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1994

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-6440


                     R.P. SCHERER INTERNATIONAL CORPORATION
             (Exact name of Registrant as specified in its charter)

       DELAWARE                                         38-1207288
(State of Incorporation)                 (I.R.S. Employer Identification Number)

         2075 WEST BIG BEAVER ROAD, TROY, MICHIGAN         48084
              (Address of principal executive offices)   (Zip code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (810) 649-0900


          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
- - - -------------------                    -----------------------------------------

6 3/4% SENIOR NOTES DUE 2004                    NEW YORK STOCK EXCHANGE

       Securities registered pursuant to Section 12(g) of the Act:  None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  [x]    NO  [ ]

The aggregate market value of all shares of common stock held by non-affiliates of the registrant as of June 23, 1994 was $0.

Number of shares outstanding of each class of the registrant's common stock as of June 23, 1994: 1,000 shares of common stock, par value $.01.

The registrant meets the conditions set forth in General Instructions J(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.



                      DOCUMENTS INCORPORATED BY REFERENCE:

None.

================================================================================

                                     PART I

ITEM  1  BUSINESS

GENERAL

R.P. Scherer International Corporation ("Scherer International" and formerly R.P. Scherer Corporation) was acquired in June 1989 by R.P. Scherer Corporation (formerly RPS Corporation), a Delaware corporation organized in 1989 at the direction of Shearson Lehman Brothers Holdings Inc. ("Lehman") to effect such acquisition. Scherer International is R.P. Scherer Corporation's only subsidiary. R.P. Scherer Corporation essentially has no other operations. Unless otherwise stated herein, the term "Company" refers to either or both of Scherer International and R.P. Scherer Corporation.

The Company, an international developer and manufacturer of oral drug delivery systems, is the world's largest producer of softgels. The Company has also developed and is commercializing advanced drug delivery systems, including the Scherersol(TM), Zydis(R) and Pulsincap(R) technologies. The Company's proprietary drug delivery systems improve the efficacy of drugs by regulating their dosage, rate of absorption and place of release.

The Company produces over 4,000 products in softgel form, which accounted for approximately 90% of the Company's fiscal 1994 sales. Softgels are used for a wide range of drug, vitamin, cosmetic and recreational products.

The Company has a broad domestic and international customer base consisting of manufacturers and wholesalers of pharmaceutical, health and nutritional, cosmetic and recreational products, with more than half of its total sales made to the pharmaceutical industry. To meet the needs of its multinational customers and to serve new markets, the Company operates softgel manufacturing facilities in eleven countries throughout the world and manufactures hardshell capsules in three of these countries. Approximately 73% of the Company's fiscal 1994 sales and 79% of the Company's fiscal 1994 operating income were derived from operations outside the United States.

The Company works closely with its customers in the development of new softgel products. Using its expertise in softgel technology, the Company has developed its Scherersol(TM) systems to broaden the range of pharmaceutical products which may be encapsulated in softgel form. Scherersol(TM) systems, most of which are patented, often enable pharmaceutical companies to combine the advantages of drugs in liquid solution with the convenience and dosage accuracy of softgels. Additionally, Scherersol(TM) technologies, by providing a unique, patented dosage delivery system, can protect a pharmaceutical compound against competition from generic drugs throughout the life of the Scherersol(TM) patents.

In 1991, the Company formed a separate division, Scherer DDS, to focus on the development of advanced drug delivery systems, including the Zydis(R) and Pulsincap(R) technologies. Zydis(R) is an oral dosage form which dissolves instantaneously on the tongue and does not require water to aid swallowing. Pulsincap(R) is an oral drug delivery device which is designed to release a drug at either a predetermined time following ingestion or a predetermined site in the gastrointestinal tract. Through Scherer DDS, the Company is engaged in the search for other advanced drug delivery systems which would complement the Company's existing technologies. In January 1994, the Company acquired the rights to a novel ophthalmic drug delivery system from Zeneca Limited. The system, which is in the early stages of development, is intended to enable accurate, sensation-free application of drugs to the eye. In March 1994, the Company entered into an agreement with a United Kingdom-based drug research concern to fund feasibility studies for a unique patent-pending dry powder inhaler device and a patented controlled-release tablet product.

In September 1993, the Company formed its Advanced Therapeutic Products Group ("ATP"), based in the United Kingdom. ATP was formed to manage the development and registration of pharmaceutical products using off-patent compounds and the Company's drug delivery technologies. The Company expects that ATP will help it service the growing global demand for therapeutically improved, cost-effective pharmaceutical products.

Scherer International, which had been a public company before its acquisition, was incorporated in Michigan in 1944 and reincorporated in Delaware in 1969.

SOFTGEL PRODUCTS AND MARKETS

There are three solid oral dosage delivery systems: tablets, hardshell gelatin capsules, and softgel capsules. Softgel products accounted for 90% of the Company's fiscal 1994 sales, and empty two-piece hardshell capsules represented 7% of sales.

The various softgel markets around the world were developed primarily by the Company working in conjunction with its customers. The technical and commercial staff of the Company work in close collaboration with the technical and marketing staff of its customers to identify requirements and develop commercial products.

Softgel capsules are used in the following three markets: (i) pharmaceutical (both prescription and over-the-counter products); (ii) health and nutritional; and (iii) other (cosmetics and recreational).

Pharmaceutical. The pharmaceutical markets in each country are relatively similar due to the high degree of manufacturing regulation worldwide, together with the globalization of the pharmaceutical industry. The Company performs especially well in a highly regulated environment where the customers' main focus is on quality and service as opposed to price. In fiscal 1994, 46% of the Company's softgel sales were derived from the sale of pharmaceutical products.

The Company assists pharmaceutical companies in the formulation of liquids and solids in suspension to be used in softgels. The Company's development of its Scherersol(R) systems broadens the range of pharmaceutical products which may be encapsulated in softgel form. Scherersol(R) softgel systems are liquid formulation technologies which are designed to improve bioavailability of pharmaceutical compounds that are inconsistently, incompletely or too slowly absorbed from traditional oral dosage forms. Scherersol(R) systems, most of which are patented, often enable pharmaceutical companies to extend patent protection and combine the advantages of active molecules in a solution with the convenience and dosage accuracy of softgels.

To date, the most significant product which has been reformulated using the Scherersol(R) systems is Sandimmun(R), a product developed and marketed by Sandoz Pharma AG. Sandimmun(R) (cyclosporin A) is an immuno-suppressant which typically is administered daily to organ transplant patients throughout their lives in order to prevent post-operative organ rejection. Additionally, it has recently received approval in Europe for treatment of psoriasis, and applications are pending in the U.S. for both psoriasis and rheumatoid arthritis. By reformulating the drug into softgel form, the Company was able to mask Sandimmun's(R) unpleasant taste and regulate the dosage size. Sandoz Pharma AG's annual worldwide sales of Sandimmun(R) are currently estimated at $700 million. To date, the Company believes that a substantial portion of Sandimmun(R) sales continue to be in non-softgel forms. Sandimmun(R) represents approximately 2% of the Company's softgel sales.

Health and Nutritional. Health and nutritional products consist primarily of vitamins, minerals, supplements, and plant and fish oils. Some of the Company's products involve relatively simple encapsulation of oils, such as vitamin E and cod liver oil, while others are specifically formulated to the requirements of customers and are mutually developed Some health and nutritional products can only be formulated in softgel form, and other products are formulated in softgel form for convenience and quality product line image. Health and nutritional products represented approximately 43% of the Company's fiscal 1994 softgel sales.

Other-Cosmetics and Recreational. Other products represented approximately 11% of the Company's softgel sales in fiscal 1994, with approximately 6% attributable to cosmetics and 5% to recreational products.

The Company's products for the cosmetics market consist principally of: (i) specially shaped softgels containing various topical oils and creams; and (ii) bath pearls or bath capsules containing various oils and fragrances. The Company's largest cosmetics customer, Elizabeth Arden Co., introduced Ceramide facial and eye cream products using special twist-off softgel capsules to provide unit dosaging and prevent oxidation of the products before use. The Company continues to develop and market new products for the growing cosmetics market. An example is its fragrance softgel, which represents an economical, biodegradable twist-off sampler for perfumes and similar products.

The Company manufactures paintball softgels for use in recreational "paintball games." Various colors of water-washable paint are encapsulated in softgels and sold by the Company to qualified distributors. Originally established in the United States, this sport is now also growing in popularity internationally.

SCHERER DDS

In 1991, the Company formed a separate division, Scherer DDS, to focus on the development of advanced drug delivery systems. This represents a broadening of the Company's existing business within its existing infrastructure, and reflects the Company's commitment to this rapidly growing market segment. The Company believes that demand for advanced drug delivery systems has grown because the pharmaceutical industry is recognizing limitations to improving drug efficacy and tolerance with conventional dosage form technologies. In addition, novel and patentable formulation technologies can often extend the product life cycle of major drugs for many years, thus maximizing income streams from the customers' significant research and development investments.

Scherer DDS, largely based in the United Kingdom, is responsible for the development, manufacture and marketing of the Company's new advanced drug delivery systems, including the Zydis(R) and Pulsincap(R) technologies. Additionally, Scherer DDS is engaged in the search for other advanced drug delivery systems which might complement the Company's existing technologies. In January 1994, the Company acquired the rights to a novel ophthalmic drug delivery system from Zeneca Limited. The system, which is in the early stages of development, is intended to enable accurate, sensation-free application of drugs to the eye. In March 1994, the Company entered into an agreement with a United Kingdom-based drug research concern to fund feasibility studies for a unique patent-pending dry powder inhaler device and a patented controlled-release tablet product.

Zydis(R). Zydis(R) is a freeze-dried, porous wafer containing a drug substance which dissolves instantaneously on the tongue and does not require water to aid swallowing. This feature of Zydis(R) is expected to improve patient compliance, particularly among children and the elderly who frequently experience difficulties in swallowing conventional dosage forms. The Zydis(R) system has been patented in major markets extending through the year 2002, with such patent protection extending to the active ingredients being delivered using Zydis(R). Products incorporating Zydis(R) technology have received approvals for use in eighteen countries.

The Company currently produces Zydis(R) products containing the lorazepam and oxazepam tranquilizers for Wyeth-Ayerst International, as well as Pfizer's Feldene Melt anti-arthritic product. At present, such products are only sold in Europe. There are currently eleven major products encompassing Zydis(R) technology in different stages of development and regulatory approval. Because patents covering active compounds in these products have expired or will expire within the next few years, the manufacturers of such products have been seeking alternative patent-protected dosage forms. Conventional dosage forms of the active compounds in these products are marketed by large multinational pharmaceutical companies, and these products had aggregate annual sales exceeding $5.0 billion in calendar 1992. In general, agreements with customers call for customers to pay option fees to the Company as well as to pay certain of the costs for development, clinical testing, obtaining regulatory approvals and commercialization of the products. The Company will receive royalties, as well as manufacturing revenues, assuming such products are successfully commercialized. The Company recognized revenues of approximately $8.0 million in fiscal 1994 related to Zydis(R) products.

Pulsincap(R). Pulsincap(R) is an oral drug delivery device which is designed to release the drug in a pulsed fashion at a predetermined time in the gastrointestinal tract or at a predetermined site in the body. This dosage form consists of a capsule composed of a water insoluble body and a water soluble cap. The drug formulation is contained within the capsule body and is sealed in by a hydrogel plug. At a specified time after ingestion, the drug is released into the small intestine or colon for absorption into the blood stream.

The Company anticipates that the Pulsincap(R) system will have a broad range of applications. Two major areas targeted are nocturnal (time-controlled) delivery and colonic (site-specific) delivery.

The Pulsincap(R) technology is covered by patents in Europe, and has patents pending in all other major markets. The Company has completed toxicology studies on the hydrogel plug, and anticipates that several customer-funded feasibility studies will be initiated in the next several months. The Company further expects that several years of continued development and testing will be required before any material commercial sales of Pulsincap(R) products are realized.

Optidyne. Optidyne is a novel pocket-sized design which would enable the transfer of atomized droplets of solutions of pharmaceutical compounds to the corneal surface of the eye. The device will deliver a small (3 to 5 microlitres) and precise volume of a liquid in fine droplet size to the eye, thus avoiding blinking, flooding, spillage and waste and ensuring a longer contact time on the corneal surface. Side effects, which can arise with standard drops from the effects of excess formulation draining into the nose and being swallowed, would be avoided. The device is designed to be used in a vertical or a horizontal position with no requirement for bending back the head and thus has the potential for increasing therapeutic efficacy with minimal side effects.

ADVANCED THERAPEUTIC PRODUCTS GROUP

In September 1993, the Company formed the Advanced Therapeutic Products Group, based in the United Kingdom. This division was formed to manage the development and registration of pharmaceutical products using the Company's proprietary drug delivery technologies and incorporating off-patent compounds. The Group s objective is to reformulate existing compounds using the Company's proprietary drug delivery technologies to create new products with demonstrably improved therapeutic and cost benefits over existing treatments. The Company does not intend, however, to engage in any research aimed at the development of new chemical entities.

INTERNATIONAL OPERATIONS

To serve new markets and to meet the needs of its multinational customers, the Company operates softgel manufacturing facilities in eleven countries throughout the world and manufactures hardshell capsules in three of these countries. In addition, the Company has the flexibility to transfer some of its production from one plant to another within its worldwide network. (For information concerning the Company's geographic segments, see Note 15 to the consolidated financial statements.)

Currently, the Company is not subject to any significant government restrictions as to the availability of any material cash flows from its foreign subsidiaries, however, transfer of profits from foreign subsidiaries could be subject to foreign exchange controls and to regulations of foreign governments which may be in effect from time to time. In addition, the consolidated results of the Company's operations are affected by foreign currency fluctuations. Laws or regulations have been proposed or enacted in various foreign countries which, among other things, specify the number of national directors and restrict borrowing by foreign-owned companies.

The Company is also subject to certain restrictions pursuant to which R.P. Scherer GmbH, the Company's 51% owned German subsidiary, has the exclusive right to sell or manufacture softgels and hardshell capsules in eastern Europe and certain countries in western Europe and Asia. These restrictions do not apply to the Company's advanced drug delivery systems marketed by Scherer DDS.

COMPETITION

The greatest competition to the Company's softgel dosage form for pharmaceuticals, its major softgel market, historically has come from the manufacturers of tablets and hardshell capsules in instances where technological barriers to their usage did not exist. The Company believes that the most significant disadvantages of softgel capsules compared to tablets or hardshell capsules for pharmaceutical and health and nutritional product manufacturers have been the relatively higher cost of softgels and the lack of control by such manufacturers over the softgel manufacturing process. Because a relatively high unit volume is necessary to manufacture softgels economically, no significant pharmaceutical manufacturer and only one significant health and nutritional product manufacturer produces its own softgels.

In recent years, a large number of pharmaceutical companies have become increasingly interested in the development and commercialization of both existing and newly developed pharmaceutical products incorporating advanced drug delivery systems. A number of companies have been formed to develop new drug formulations, products, and drug delivery systems.

The Company is the world's largest manufacturer of softgels. The Company believes it has a competitive advantage in the softgel business due to its greater experience in the manufacture of softgels, its advanced technology, its extensive participation in customer product development, its strong acceptance by customers and its geographic breadth. The Company's principal softgel competitors are several manufacturers with substantially smaller softgel operations. Although the Company faces varying degrees of competition in each of its geographic markets, it believes it has a leading market share in each of its major markets.

The largest producers of hardshell capsules are two multinational pharmaceutical manufacturers which have substantially greater assets and sales than the Company. In addition, the Company competes in various countries with smaller hardshell manufacturers.

PRODUCT INFORMATION

The Company's business is not dependent upon a single product or a few products. Softgels containing both natural and synthetic Vitamin E represent approximately 11% of the Company's fiscal 1994 sales; no other product represents 10% or more of the Company's sales.

CUSTOMERS

No material part of the Company's business is considered to be dependent upon a single customer or a few customers, and no single customer represents 10% or more of the Company's sales.

SOURCES OF MATERIALS

The principal raw material used in the manufacture of softgels and hardshell capsules is gelatin. Gelatin is obtained primarily regionally and in most instances is available from multiple sources (and is generally purchased based on a coordinated worldwide basis by the Company to obtain favorable terms). The Company has never experienced any significant shortage of gelatin or other significant raw materials.

PATENTS

The Company has a number of active patents on its specialized machinery, processes, products and drug delivery systems. In addition, a number of patent applications are pending and numerous trademarks are held. In the opinion of management, the Company's businesses are not dependent upon any one patent or trademark.

SEASONAL BUSINESS

No material portion of the Company's business is seasonal. However, second quarter operating results are generally below the results of other quarters due to the regularly scheduled vacation and annual summer maintenance shutdown of substantially all northern hemisphere softgel facilities.

BACKLOG

The backlog of unfilled orders was approximately $136.3 million at March 31, 1994, as compared to approximately $110.2 million at March 31, 1993. The Company believes that such backlog of orders at March 31, 1994 is firm and will be filled within the next 12 months.

GOVERNMENT REGULATION

The Company's products and manufacturing processes and services are subject to the applicable Good Manufacturing Practice standards for the pharmaceutical industry and to other regulations by governmental agencies or departments in each of the countries in which it operates. In the United States, the Company's encapsulation products and manufacturing and packaging services are subject to the Federal Food, Drug and Cosmetic Act, the Comprehensive Drug Abuse Prevention and Control Act of 1970 and various rules and regulations of the Bureau of Alcohol, Tobacco and Firearms of the United States Department of Treasury, the Bureau of Narcotics of the United States Department of Justice and state narcotic regulatory agencies. In other countries, the Company's products and services are subject to analogous regulation.

The Company is regularly subjected to testing and inspection of its products and facilities by representatives of various Federal agencies and in addition, the Company comes under the regulation of various state, municipal and foreign health agencies.

The Company is also generally required to obtain United States Food and Drug Administration approval for sales in the United States, as well as approval of the appropriate agencies in other jurisdictions, prior to commencing the sale of many of the proprietary products under development.

The Company believes that it is in compliance in all material respects with applicable environmental laws and regulations. Compliance with Federal, state and local provisions relating to the protection of the environment has had no material effect upon the capital expenditures, earnings or competitive position of the Company and its subsidiaries. The Company was informed in August 1992 that soil at a manufacturing facility in North Carolina owned and operated by the Company from 1975 to 1985 contained levels of certain substances which exceeded environmental standards. The Company voluntarily initiated a remedial investigation, and initial remedial and removal actions have been completed by the Company and the current owner of the facility for the known soil contamination at such site. The Company continues to perform additional studies and remediation in the area, including testing and removal of groundwater, which have indicated the necessity for additional remedial and removal actions. On the basis of the results of investigations performed to date, the Company does not believe that potential future costs associated with either the investigation or any future remedial or removal action will ultimately have an materially adverse impact on the Company's business or financial condition. Based on current information, no other significant expenditures for environmental compliance are contemplated in the foreseeable future.

RESEARCH AND DEVELOPMENT

Costs incurred in connection with the development of new products and manufacturing methods, including both Company and customer-sponsored expenditures, amounted to $16.0 million in fiscal 1994, $12.4 million in fiscal 1993, and $11.6 million in fiscal 1992.

EMPLOYEES

At March 31, 1994, the Company employed approximately 3,100 full-time employees. The Company considers its relations with its employees to be good.

EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

The name, age and employment history, including all positions held concurrently or successively in the past five years, of each of the Company's executive officers and directors are shown below. In this table, the "Company" refers to R.P. Scherer Corporation only.

                                                            PRESENT PRINCIPAL OCCUPATION OF EMPLOYMENT
                                                            ------------------------------------------
            NAME                     AGE                       AND FIVE-YEAR EMPLOYMENT HISTORY(1)
            ----                     ---                       ------------------------------------
            John P. Cashman          53     Chairman of the Company since August 1991 and Director of the Company since June 1990.  Chairman of Scherer International since June 1989.
                                            Director of Scherer International since December 1989.  Chairman and
                                            President of Cashman Group Inc. since 1986.  Chairman of Pharmaphil Group,
                                            Inc. from January 1987 to June 1989.  President of Manville International
                                            and Mining Group and Senior Vice President and Officer of Manville
                                            Corporation from 1984 to 1986.

            Aleksandar Erdeljan      44     President of the Company since August 1991 and Director of the Company since June 1990.  President of Scherer International since June 1989.
                                            Director of Scherer International since December 1989.  President of
                                            Pharmaphil Group, Inc. from January 1987 to June 1989.  Director of
                                            Corporate Development of the Company from June 1985 to January 1987.

            Nicole S. Williams       49     Executive Vice President, Finance, Chief Financial Officer and Secretary
                                            of the Company and Scherer International since January 1992.  Treasurer of the Company and Scherer International since June 1993.  Executive Vice
                                            President - Worldwide Operations, SPSS, Inc. from December 1990 to January
                                            1992.  Senior Vice President, Finance and Administration and Corporate
                                            Secretary, SPSS, Inc. from July 1987 to December 1990.  Vice President and
                                            Treasurer, CECO Industries, November 1985 to July 1987.

            Thomas J. Stuart         33     Vice President and Controller of the Company and Scherer International
                                            effective June 1994.  Controller of the Company since August 1991, and of
                                            Scherer International since May 1990.  Manager, Detroit office of Arthur
                                            Andersen & Co. from June 1987 to May 1990.

            Dennis R. McGregor       41     Assistant Treasurer and Director of Tax Operations of the Company and
                                            Scherer International since August 1993.  Manager of Tax Audit and
                                            Planning, Allied-Lyons North America from December 1991 to August 1993.
                                            International Tax Manager for Great Lakes Chemical from September 1990 to
                                            November 1991.  Manager of Tax Planning and Research for Brown Forman
                                            Corporation from September 1983 to September 1990.

            Lori G. Koffman          35     Director of the Company and Scherer International since September 1989.
                                            Assistant Secretary of the Company since December 1989.  Senior Vice
                                            President, Lehman from 1990 to present.  Vice President, Lehman from 1987 to 1990.  Also a director  of Shearson/SDI, Inc., the general partner of
                                            Sun Distributors, L.P.

            Frederick Frank          62     Director of the Company since June 1990.  Director of Scherer
                                            International since August 1988.  Senior Managing Director of Lehman.
                                            Also a director of Applied Bioscience International, Inc. and Physicians
                                            Computer Network.

            James A. Stern           43     Director of the Company and Scherer International since June 1990.
                                            Chairman of The Cypress Group, a private merchant bank, since April 1994.
                                            Managing Director of Lehman and head of its Merchant Banking Group from
                                            1984 to 1994.  Also a director of Noel Group, Inc., K & F Industries Inc.,
                                            Loral Aerospace Holdings, Inc., Lear Seating Corporation, American
                                            Marketing Industries Holdings Inc. and Infinity Broadcasting Corporation.

                                                            PRESENT PRINCIPAL OCCUPATION OF EMPLOYMENT
                                                            ------------------------------------------
            NAME                     AGE                       AND FIVE-YEAR EMPLOYMENT HISTORY(1)
            ----                     ---                       ------------------------------------
            Gilbert H. Lamphere      42     Director of the Company since August 1991.  Director of Scherer
                                            International since June 1992.  Co-Chairman and Chief Executive Officer of Noel Group, Inc. since November 1991.  Chairman of the Board and Chief
                                            Executive Officer of The Prospect Group, Inc. since January 1990.
                                            Chairman of the Executive Committee of The Prospect Group from 1985 to
                                            1989, and President from 1989 to 1991.  Director and Chairman of the
                                            Board of Illinois Central Corporation, Recognition International
                                            Incorporated, and Belding Heminway Company. Also a director of The
                                            Prospect Group, Inc., Children's Discovery Centers of America, Inc.,
                                            Illinois Central Railroad Company, Global Natural Resources Inc., Sylvan
                                            Foods Holdings, Inc., Noel Group, Inc., Lincoln Snacks Company, Simmons
                                            Outdoor Corporation and Cleveland-Cliffs Inc. President of the Board of
                                            Trustees of The Nightingale-Bamford School and trustee of the City Parks
                                            Foundation.

            Louis Lasagna, M.D       71     Director of the Company since September 1991.  Director of Scherer
                                            International since June 1992.  Dean, Sackler School of Graduate
                                            Biomedical Sciences, Tufts University; Academic Dean, Tufts University
                                            School of Medicine; Professor of Psychiatry and Professor of
                                            Pharmacology, Tufts University, in each case since 1984.  Independent consultant since 1965. Director of Tufts University Center for the Study
                                            of Drug Development since 1975.  Director of the United States branch of
                                            Astra Pharmaceutical Products, Inc. Member of the Board of Trustees of
                                            International Life Sciences Institute/Nutrition Foundation since 1980 and
                                            Chairman since 1991.  Director of the Foundation for Nutritional
                                            Advancement since 1980.  Chairman of the Drug Science Foundation from
                                            1987-1988.

            Robert H. Rock           44     Director of the Company since September 1991.  Director of Scherer
                                            International since June 1992.  Chairman of IDD Enterprises, L.P. since
                                            September 1991.  Chairman of Metroweek Corporation since December 1988.
                                            President of MLR Enterprises since October 1987.  Chairman and Chief
                                            Executive Officer of the Hay Group from October 1986 to October 1987.
                                            Also a director of Hunt Manufacturing Company, Opinion Research
                                            Corporation and the Wistar Institute.

         (1) Where no starting date is given for a principal occupation or employment, such occupation or employment commenced prior to 1989.

All directors of the Company and Scherer International serve terms of one year and until the election of their respective successors. Officers serve at the pleasure of the Board of Directors.

There are three committees of the Board of Directors of the Company: the Executive Committee, the Compensation Committee and the Audit Committee.

ITEM 2   PROPERTIES

The Company develops and manufactures its products at nineteen principal worldwide locations with an aggregate floor space of approximately 1,440,000 square feet. Fifteen of these facilities are owned in fee by the Company, and four facilities, with an aggregate floor space of 548,000 square feet, are leased. The U.S. softgel manufacturing facilities total two, of which one, of 25,000 square feet, is leased. The seventeen foreign manufacturing facilities include fourteen owned facilities with an aggregate floor space of 732,000 square feet, and three leased facilities with 523,000 square feet aggregate floor space. Approximately 80% of the foreign facilities primarily manufacture softgels and related items, while 20% of the foreign facilities produce hardshell capsules. The foreign facilities are located in Argentina, Australia, Brazil, Canada (two facilities), France (two facilities), Germany (three facilities), Italy (two facilities), Japan, South Korea, and the United Kingdom (two facilities). Portions of these facilities are also used for related research and development, administration, and warehousing activities.

The Company's primary leased facility, a German manufacturing facility of approximately 377,000 square feet in size, has a lease term (including renewal options) extending through December 2008. The Company also leases a production facility in France of approximately 120,000 square feet, with a lease term extending through March 2008. Additionally the Company leases its executive offices in Troy, Michigan, and sales offices, research facilities and warehouses at a variety of locations in the U.S. and abroad. All leases generally provide for payment of taxes, utilities, insurance and maintenance by the Company, and have terms extending for periods from one to fifteen years, including renewal options.

In the opinion of the Company, its principal properties, whether owned or leased, are well-maintained and in satisfactory condition, are adequately insured, and are suitable and have capacities adequate for the purposes for which they are used.

ITEM 3   LEGAL PROCEEDINGS

The Company's former subsidiary Paco Pharmaceutical Services, Inc. ("Paco"), certain of Paco's subsidiaries, the Company and other defendants are parties to a group of actions commenced, beginning in April 1990, in Federal and state courts in New Jersey and in Federal courts in New York and Massachusetts by limited partners of Paco Development Partners II ("PDP II"), a research and development partnership in which a subsidiary of Paco serves as the general partner. The defendants were granted summary judgment for dismissal with respect to the New York actions on March 29, 1993, and the time to appeal this decision has expired. In the New Jersey state court action (Nelson v. Dean Witter Reynolds, Inc., MRS-L-5014-90), a class consisting of the 14 investors who reside in New Jersey has been certified. On October 23, 1992, the Company, Paco and its affiliates moved for summary judgment as to three counts of the complaint. This motion was denied on January 6, 1993. A second action commenced in New Jersey Federal court (Nelson v. Ian Ferrier, Civil Action 91-5334(JWB)), has been stayed pending resolution of the New Jersey state court action. No class has been certified in this federal action.

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

Subsequent to year end, the Company reached an agreement in principle with the plaintiffs in the PDP II litigation, and is in the process of formalizing that agreement and seeking all necessary approvals. The

Company recognized during the fourth quarter of fiscal 1994 a special charge of approximately $3.2 million representing the anticipated amount of all settlement-related costs in excess of previously provided reserves.

On March 30, 1992, OCAP Acquisition Corp. ("OCAP") commenced an action in the Supreme Court of the State of New York, County of New York, against Paco, certain of its subsidiaries, the Company and Scherer International (collectively, the "defendants"), arising out of the termination of an Asset Purchase Agreement dated February 21, 1992 (the "Purchase Agreement") between OCAP and the defendants providing for the purchase of substantially all the assets of Paco. On May 15, 1992, OCAP served an amended verified complaint (the "Amended Complaint"), asserting causes of action for breach of contract and breach of the implied covenant of good faith and fair dealing, arising out of defendants' March 25, 1992 termination of the Purchase Agreement, as well as two additional causes of action that were subsequently dismissed by order of the court. The Amended Complaint seeks $75 million in actual damages, $100 million in punitive damages, as well as OCAP's attorney fees and other litigation expenses, costs and disbursements incurred in bringing this action. Discovery with respect to the action has commenced; however, discovery was temporarily stayed by OCAP's filing of a motion for partial summary judgment, and the Company's subsequent cross-motion for dismissal. The Court recently denied both motions, and the Company anticipates that discovery will resume or the Court's decision will be appealed. Based upon the investigation conducted by the Company to date, the Company believes that this action lacks merit and intends to defend against it vigorously. In the opinion of management, the ultimate outcome of this litigation will not have a material adverse effect on the Company's business or financial condition.

The Company was informed in August 1992 that soil at a manufacturing facility in North Carolina owned and operated by the Company from 1975 to 1985 contained levels of tetrachlorethene and other substances which exceeded environmental standards. The Company voluntarily initiated a remedial investigation, and initial remedial and removal actions have been completed by the Company and the current owner of the facility for the known soil contamination at such site. The Company continues to perform additional studies and remediation of the area, including testing and removal of groundwater, which have indicated the necessity for additional remedial and removal actions. On the basis of the results of investigations performed to date, the Company does not believe that potential future costs associated with either the investigation or any potential remedial or removal action will ultimately have a materially adverse impact on the Company's business or financial condition.

The Company is a party to various other legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's financial position, results of operations, liquidity or capital resources.


ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended March 31, 1994.

                                    PART II


ITEM 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

The common stock of Scherer International is not traded. All outstanding shares of common stock are held by R.P. Scherer Corporation

Scherer International did not declare any dividends in the year ended March 31, 1994. Restrictions contained in certain of the Company's long-term debt agreements limit the payment of dividends. The Company does not currently have any plans to declare or pay cash dividends.

ITEM 6   SELECTED FINANCIAL DATA


The financial data of the Company and the Predecessor are not comparable in all respects (see Note 7).


                                                                    COMPANY                         PREDECESSOR(7)
                                                ----------------------------------------    --------------------------------
                                                                                                         THREE
                                                                                          NINE MONTHS    MONTHS      YEAR
                                                                                            ENDED        ENDED       ENDED
                                                             YEAR ENDED MARCH 31,           MARCH 31,   JUNE 30,    MARCH 31,
                                                ----------------------------------------    --------------------------------
                                                   1994      1993      1992       1991        1990       1990        1989
                                                --------  --------  --------    --------    --------    -------     --------
                                                                          (IN THOUSANDS, EXCEPT RATIOS)
OPERATING DATA(1):
Net sales ..................................    $449,297  $398,011  $337,786    $298,638    $191,451    $62,991     $236,944
Cost of sales ..............................     287,389   242,108   201,991     183,438     123,725     39,811      151,698
Selling, administrative
 and other expense .........................      74,517    67,806    58,758      52,216      33,041     18,313       50,979
Litigation settlement and
 other(2) ..................................       4,478      -         -          -            -         -             -
Stock and other compensation
 expense(3) ................................        -         -       13,060       -            -         -             -
Operating income(2,3,4) ....................       82,913   88,097    63,977      62,984      34,685      4,867       34,267
Interest expense ...........................       22,480   25,436    35,348      45,045      35,352        765        2,986
Net income (loss) from continuing
 operations(5) .............................       30,914   28,960    (1,224)     (6,425)    (12,126)    (9,270)       8,401
Net income (loss) from continuing operations
 attributable to common shares(5) ..........       30,914   28,960    (7,596)    (12,154)    (13,972)    (9,275)       6,217
Net income (loss) attributable
 to common shares(5, 6) ....................       15,094   20,895   (31,118)    (12,471)    (16,204)    (8,706)      (7,865)

Depreciation
 amortization(9) ...........................       25,314   22,678    19,940      19,774       17,922      3,686      11,910
Capital additions ..........................       39,503   33,192    20,947      11,993        9,038      1,998      13,014

BALANCE SHEET DATA (1)
(AT END OF PERIOD):
Working capital(8) .........................    $  89,681 $ 82,874  $ 79,248    $  47,624   $  61,226   $ 79,569    $ 87,252
Total assets ...............................      613,414  532,184   525,977      501,859     493,189    293,729     281,864
Long-term debt, including
 current portion ...........................      189,277  142,508   178,639      298,746     313,916     57,161      56,076
Minority interests .........................       35,354   32,369    28,357       24,609      20,249     19,068      18,068
Shareholder's equity .......................      214,710  203,001   191,634       35,582      45,981    136,876     149,165

              (See the notes to this table on the following page)

NOTES TO SELECTED FINANCIAL DATA

1.  Excludes the discontinued operations of Southern Optical Company, The
    Lorvic Corporation, Franz Pohl GmbH, Scientific Associates, Inc., and Paco Pharmaceutical Services, Inc. ("Paco").
2. Includes $4,478,000 special charge in the year ended March 31, 1994, for the accrual of a proposed settlement of Paco Development Partners (PDP II) litigation, which has been outstanding since 1990, and the write-down of buildings and property related to the relocation of operations in Australia.
3. Includes a one-time $12,345,000 non-cash charge for stock and other compensation expense relating to R.P. Scherer Corporation's common stock sale in October 1991 for the year ended March 31, 1992.
4. Includes provision for restructuring of operations of $5,376,000 for the period ended June 30, 1989.
5. Includes $8,437,000 and $9,020,000 in non-operating expenses for the periods ended June 30, 1989 and March 31, 1989, respectively, associated with a proxy contest, negotiated severance agreements and the sale of the Predecessor.
6. Includes extraordinary loss of $15,800,000 from debt extinguishments for the year ended March 31, 1994; extraordinary loss of $8,392,000 from early retirement of debt, a $647,000 loss from the sale of Paco, and $974,000 gain from cumulative effect of accounting change for year ended March 31, 1993; an estimated loss of $16,657,000 from disposal of Paco, an extraordinary loss of $2,067,000 on the early retirement of debt, and a $4,917,000 charge for an accounting change for postretirement benefits for the year ended March 31,1992; and an extraordinary credit of $932,000 for the year ended March 31, 1989.
7. In June 1989, R.P. Scherer Corporation acquired the common stock of Scherer International pursuant to a tender offer. For financial reporting purposes, the acquisition was deemed effective as of July 1, 1989. The acquisition and the related application of purchase accounting resulted in significant changes to the capital structure of the Company and the historical bases of various assets and liabilities. The effect of such changes significantly impairs comparability of the selected financial data before and after the acquisition. Accordingly, the data prior to July 1, 1989, are entitled "Predecessor."
8. Includes notes payable but does not include current portion of long-term debt.
9. Includes amortization of deferred financing costs and debt discount of $1,330,000, $1,823,000, $2,007,000, $3,273,000, and $6,375,000 for the
    years ended March 31, 1994, 1993, 1992, and 1991, and the nine months ended March 31, 1990, respectively.

ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION


GENERAL

The following discussion and analysis of financial results and condition covers the fiscal years ended March 31, 1994, 1993, and 1992. The discussion and analysis also addresses the effects of the application of proceeds that R.P. Scherer Corporation's October 1991 sale of 11.5 million shares of its common stock had on the Company's results of operations and financial condition in the 1992 fiscal year (see Note 4 to the consolidated financial statements).

In August 1991, the Company adopted a plan to sell its wholly-owned subsidiary Paco, a provider of design, engineering and contract packaging and manufacturing services to U.S. pharmaceutical and consumer products companies. In August 1992, Paco was disposed of through a public offering of Paco's common stock. The assets, liabilities, and results of operations of Paco have been reported as a discontinued operation in the consolidated financial statements for all periods presented. The following discussion and analysis refers only to continuing operations.

A majority of the Company's sales, income and cash flows is derived from its international operations. With the exception of operations in highly inflationary economies, which are measured in U.S. dollars, the financial position and the results of operations of the Company's foreign operations are measured using the local currencies of the countries in which they operate, and are translated into U.S. dollars. Although the effects of foreign currency fluctuations are mitigated by the fact that expenses of foreign subsidiaries are generally incurred in the same currencies in which sales are generated, the reported results of operations of the Company's foreign subsidiaries will be higher or lower depending upon a weakening or strengthening of the U.S. dollar. In addition, a substantial portion of the Company's net assets are based in its foreign operations, and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period. Accordingly, the Company's consolidated shareholder's equity will fluctuate depending upon the strengthening or weakening of the U.S. dollar.

RESULTS OF OPERATIONS

Fiscal Years Ended March 31, 1994 and 1993

Sales for fiscal 1994 reached a record high $449.3 million, representing a 13% increase from the $398.0 million achieved in fiscal 1993. Pharmagel operations, which were acquired July 1, 1993 (see Note 3 to the consolidated financial statements) contributed $15.5 million to the fiscal 1994 sales gain. A significantly stronger U.S. dollar in fiscal 1994 compared to fiscal 1993 had the effect of depressing the reported growth in sales by approximately $25 million. On a constant exchange rate basis, the sales increase would have been 19% in fiscal 1994 versus fiscal 1993.

The Company's United States operations achieved sales of $120.7 million in fiscal 1994, or a 39% gain from sales of $86.7 million in fiscal 1993. A substantial majority of the fiscal 1994 improvement resulted from a 60% increase in sales of nutritional softgels, primarily Vitamin E and other anti-oxidants, in large part due to publicized recognition in the medical community of the potential health benefits of these products. While the growth in sales of nutritional softgels slowed somewhat during the fiscal 1994 fourth quarter, management anticipates that nutritional softgels will be a continued source of additional sales in the foreseeable future. A 75% rise in sales of over-the-counter ("OTC") pharmaceutical softgels also contributed to the United States sales improvement. Demand for the Company's cough/cold products, such as A.H. Robins Robitussin and Burroughs-Wellcome's Sudafed line of softgels remained strong in fiscal 1994. Launches of additional cough/cold and other OTC branded softgels are scheduled for fiscal 1995.

Sales in Europe increased by 1.6%, from $229.9 million in fiscal 1993 to $233.7 million in fiscal 1994. Without the $15.5 million in additional sales provided by Pharmagel in fiscal 1994, European sales declined 5%. Such decline is primarily attributable to the stronger U.S. dollar in fiscal 1994. On a constant exchange rate basis, sales would have increased by 6% in fiscal 1994, excluding the impact of Pharmagel. Sales growth in fiscal 1994 was also adversely affected as a result of government healthcare reforms implemented in Germany during calendar year 1993. These reforms, among other changes, reduced or eliminated government reimbursement for a wide range of pharmaceutical products. The effects of these reforms impacted mainly the last quarter of fiscal 1993 and the first half of fiscal 1994 and, by the fourth quarter of fiscal 1994, deutschemark sales in Germany had increased by 20% as compared to last year's fourth quarter. Sales growth was strong elsewhere in Europe, most notably in the United Kingdom, which generated increased sales of specialty nutritional softgels.

The Company's Other International geographic segment posted a 17% sales gain, with sales of $94.9 million in fiscal 1994 compared to $81.4 million in fiscal 1993. Significant sales gains of nutritional and pharmaceutical softgels were achieved by the Company's subsidiaries in Australia and Japan. Both of these subsidiaries set new record sales levels in fiscal 1994.

The Company's 12-month sales order backlog was $136.3 million at March 31, 1994, an increase of 24% from the same time last year. The backlog increase reflects primarily an improvement in the pharmaceutical industry and economic climate in Germany, and continuing strong demand for the Company's nutritional softgel products in the United States. Through the acquisition of Pharmagel and manufacturing capacity expansions now underway, the Company will be in a position to more effectively service this demand in the coming months.

Gross margin increased by $6.0 million to $161.9 million in fiscal 1994, compared to $155.9 million in fiscal 1993. Gross margin as a percentage of sales, however, declined in fiscal 1994 to 36.0% from 39.2% in fiscal 1993. This decline reflects a significant shift in the Company's product mix towards nutritional softgels during fiscal 1994. Nutritional softgels generally have a higher material cost content relative to their sales value compared to other types of softgels. In addition, particularly in the United States, certain of the Company's nutritional softgel products are subject to greater competition, which restricts margin potential. The economic and pharmaceutical industry situation in Germany also had a further negative impact on gross margin rates in fiscal 1994.

The Company recorded a combined $4.5 million charge against operating income in fiscal 1994 to account for the proposed settlement of litigation relating to Paco Development Partners II and to write-down the Company's existing production facility in Australia to net realizable value prior to its replacement (see Note 2 and 14 to the consolidated financial statements). Excluding this special charge, operating income was $87.4 million for fiscal 1994, essentially unchanged from fiscal 1993's operating income of $88.1 million. On a constant currency basis, however, operating income increased 3% in fiscal 1994 as compared to fiscal 1993. Selling and administrative expenses rose $5.0 million to $61.4 million, or an increase of 9% compared to fiscal 1993. Almost one-half of this increase is due to the addition of Pharmagel during 1994. Before the inclusion of Pharmagel, selling and administrative expenses declined to 13.1% of sales in fiscal 1994 from 14.2 % of sales in fiscal 1993, reflecting the Company's emphasis on containing overhead costs.

The Company continued to increase its investment in research and development, with spending of $13.1 million in fiscal 1994, representing a 15% increase from the $11.4 million expensed in the prior fiscal year. These increased expenditures reflect increased pharmaceutical softgel development work, as well as research and development activities related to the Company's Advanced Therapeutic Products Group and Pulsincap(R) drug delivery device.

Income from continuing operations reached a record $30.9 million in fiscal 1994, despite the $4.5 million special charge described above. The earnings improvement, before the special charge, stems in part from a $1.2 million reduction in net interest expense resulting from the debt refinancing described below, offset by interest expense on bank debt used to fund the Pharmagel acquisition. A significant reduction in the Company's effective income tax rate accounted for a majority of the income improvement for fiscal 1994. The income tax provision was $18.7 million (30.1% of pretax income) in fiscal 1994, compared to $24.1 million (36.3% of pretax income) in fiscal 1993. The lower effective income tax rate in fiscal 1994 resulted from a shift in pretax income towards lower tax rate countries (primarily the U.S.) and reduced statutory corporate income tax rates in Germany and Australia. Minority interests in income declined to $12.7 million in fiscal 1994, a reduction of $0.6 million from the $13.3 million in fiscal 1993. Such decline resulted primarily from reduced income of the Company's 51% owned German subsidiary.

In January 1994, the Company successfully refinanced, through defeasance, the outstanding 14% Senior Subordinated Debentures of R.P. Scherer International Corporation. The Company recorded an extraordinary loss of $15.5 million related to the defeasance transaction, as well as a $0.3 million extraordinary loss related to the replacement of its former bank credit facility. See "Liquidity and Financial Condition" below for further discussion.

Fiscal Years Ended March 31, 1993 and 1992

Sales for fiscal 1993 were $398.0 million, exceeding by 18% the sales of $337.8 million recognized in fiscal 1992. Strong sales growth was experienced in all of the Company's major operations, favorably impacted by a strengthening of certain foreign currency exchange rates relative to the U.S. dollar. Sales growth as measured on a constant currency basis would have been 16% for fiscal 1993 compared to fiscal 1992.

Sales of the Company's United States operations in fiscal 1993 increased to $86.7 million, or 30%, as compared to sales of $66.8 million recorded in fiscal 1992. The United States results reflect significant increases in sales of pharmaceutical softgels, particularly generic nifedipine and OTC cough/cold medications. Additionally, the favorable studies and media reports confirming the health benefits of anti-oxidant vitamins, and a stronger marketing focus by the Company, resulted in substantial increases in sales of certain nutritional softgels, especially Vitamin E. Sales in Europe rose by 16% to $229.9 million in fiscal 1993, as compared to $198.4 million in fiscal 1992. All European subsidiaries reported sales gains in fiscal 1993, with volume growth in both pharmaceutical and nutritional softgel product sales. Sales growth of the Company's largest subsidiary, located in Germany, slowed during the latter half of fiscal 1993 as a result of difficult economic conditions and recently introduced health care reforms which, among other things, restrict government reimbursements for certain pharmaceutical products. Other International operations recognized sales of $81.4 million in fiscal 1993, representing a 12% increase over fiscal 1992 sales of $72.5 million. A majority of such sales increase was achieved by the Company's subsidiaries in Japan, with continued growth in sales of pharmaceutical softgels, and Canada, primarily as a result of the increased demand for anti-oxidant softgels.

The Company's 12-month sales order backlog was $110.2 million as of March 31, 1993, comparable to the previous year, as measured both in U.S. dollars and in local currencies.

The Company's gross margin increased by $20.1 million to $155.9 million in fiscal 1993, compared to $135.8 million in fiscal 1992. Gross margin expressed as a percentage of sales declined to 39.2% in fiscal 1993 from 40.2% in fiscal 1992. Such decrease in the margin rate reflects an increase in the current year's sales mix toward nutritional softgels, which generally have a higher material cost content relative to their sales value, and increases in costs of raw materials (primarily vitamins) not yet fully offset by price increases for the Company's products. The economic and regulatory situation in Germany also had an unfavorable effect on the fiscal 1993 gross margin rate.

Operating income reached $88.1 million for fiscal 1993, representing a 16% increase from $76.3 million recorded for fiscal 1992, before a $12.3 million non-recurring charge for stock compensation (see Note 4 to the financial statements). On a constant foreign currency exchange rate basis, the increase would have amounted to 14%. The operating income improvement stems primarily from the increases in sales described above, offset in part by a $6.1 million, or 12%, increase in selling and administrative expenses and a $2.9 million, or 35%, increase in net research and development expenses. Selling and administrative expenses for fiscal 1993, which declined as a percentage of sales, reflect additional investments in marketing staffs and activities, increased incentive compensation related to the income improvements, general inflationary factors and the higher foreign currency exchange rates. A majority of the increase in research and development expenses is attributable to pharmaceutical softgel product development activities in the U.S. and the United Kingdom, and continued development of the Company's Pulsincap(R) drug delivery device.

Income from continuing operations was $29.0 million for fiscal 1993, an increase of $30.2 million from a loss of $1.2 million in fiscal 1992. In addition to the higher operating income in fiscal 1993, a $9.9 million reduction in interest expense contributed to such improvement. The lower interest expense resulted primarily from a full year's interest savings in fiscal 1993 due to the approximate $124.0 million reduction in bank debt through the application of proceeds from the October 1991 R.P. Scherer Corporation common stock sale, and, to a lesser extent, the Company's repurchase of approximately $42.5 million face value of its 14% Senior Subordinated Debentures during the third quarter of fiscal 1993 (see Notes 4 and 9 to the financial statements). In addition, the prior year results included the $12.3 million charge for stock compensation expense. On a pro-forma basis, assuming the October 1991 common stock sale and related transactions had occurred as of April 1, 1991, income from continuing operations would have been $22.0 million for fiscal 1992 (see Note 4 to the financial statements).

The Company's income tax provisions were $24.1 million (36.3% of pre-tax income) in fiscal 1993 and $22.3 million (69.5% of pre-tax income) in fiscal 1992. The reduction in the consolidated tax rate to a more normal level in fiscal 1993 reflects improved U.S. operating results and income, including the reduction in interest expense and the $12.3 million stock compensation expense recorded in the prior year. A significant portion of expenses in the prior year could not be tax benefited as the realization of such benefit could not be assured. A significantly lower tax provision rate is associated with such incremental income due to the Company's U.S. tax position and the utilization of available foreign tax credits. Minority interests in net income of subsidiaries increased by 21% to $13.3 million in fiscal 1993 from $11.0 million in fiscal 1992 due primarily to increased earnings of the Company's partially-owned subsidiaries in Germany, France and Japan.

The Company earned net income of $20.9 million in fiscal 1993 after reflecting an $8.4 million net extraordinary loss from the repurchase of the senior subordinated debentures described above, a $0.6 million loss from the disposal of the company's discontinued operation (Paco) and $1.0 million of income from the cumulative effect of a change in accounting for income taxes in accordance with SFAS 109 (see Note 6 to the consolidated financial statements). The Company reported a net loss attributable to common shares of $31.1 million in fiscal 1992, which included a $16.5 million estimated loss on disposal of Paco, a $4.9 million charge related to a change in accounting for postretirement medical and other benefits in accordance with SFAS 106 (see Note 11 to the financial statements) and a $2.1 million extraordinary loss from the early retirement of bank debt described above.

CASH FLOWS

Cash and cash equivalents decreased by $13.8 million for fiscal 1994, as compared with a decrease of $14.4 million for the same period in 1993 and an increase of $15.3 million in 1992. Operating activities provided net cash of $47.7 million, $46.0 million, and $36.5 million during fiscal years 1994, 1993, and 1992, respectively. In 1994, cash generated from continuing growth in the Company s after-tax earnings was offset by a $22.5 million increase in net working capital. This working capital increase reflected increases in inventories and receivables associated with the 13% sales growth, as well as by the previously discussed shift in sales mix to nutritional products customers who are generally provided longer payment terms. The working capital increase further reflects the approximate $6 million decrease in accrued interest payable resulting from the Company's refinancing activities as discussed in the "Liquidity and

Financial Condition" section below. In 1993, increased cash from the Company's after-tax earnings was offset by an $20.6 million increase in net working capital. Such working capital increase included an aggregate 17% increase in inventories and receivables associated with the sales gains previously discussed. For fiscal 1992, the cash from operating earnings was partially offset by a $8.7 million increase in working capital, primarily related to increases in accounts receivable, as well as net value added taxes receivable at the Company's German subsidiary.

Net cash used by investing activities was $74.7 million, $3.7 million and $20.3 million for the 1994, 1993 and 1992 fiscal years, respectively. Fiscal 1994 reflects the $33.8 million use of cash for the acquisitions of the capital stock of Pharmagel and certain softgel assets of Gayoso Wellcome (as discussed in Note 3 to the consolidated financial statements), as well as cash used for capital expenditures of $39.5 million. Such capital expenditures consisted primarily of expenditures in the United Kingdom related to the new Zydis(R) production facility and in Australia for the construction of a replacement manufacturing facility, as well as general facility and equipment additions and improvements. Capital expenditures of $33.2 million and $20.9 million were incurred in fiscal years 1993 and 1992, respectively, consisting primarily of facility and equipment upgrades in the Company's German subsidiary, expansion in the United Kingdom related primarily to Zydis(R) production and Pulsincap(R) development facilities, and softgel manufacturing equipment and other facility upgrades and improvements worldwide. Fiscal 1993 also reflects the disposal of Paco, which provided $28.0 million of cash.

Financing activities for fiscal 1994 reflect the Defeasance (as defined hereafter) of the 14% Senior Subordinated Debentures of Scherer International, which used cash of $141.5 million. Such Defeasance was funded primarily through the issuance of 6 3/4% Senior Notes, which provided cash of $99.3 million, as well as through borrowings under the Company's bank credit facility (see discussion in the "Liquidity and Financial Condition" section below). Other significant financing sources include $99.7 million of proceeds from the Company's bank credit facility (primarily to fund the Defeasance and the acquisition of Pharmagel), $7.0 million for the refinancing of an existing capitalized lease obligation, and $2.4 million of proceeds from industrial revenue bonds to finance a facility upgrade and expansion. Other significant financing uses include $35.9 million repayments on the bank credit facility and the retirement of the aforementioned capital lease obligation. Financing activities for fiscal 1993 reflect primarily the third quarter repurchase of $42.5 million principal amount of 14% Senior Subordinated Debentures for approximately $49.3 million, funded primarily by cash on hand and borrowings under the Company's bank credit facility. Other financing sources include $2.2 million of proceeds from industrial revenue bonds and $4.8 million of other borrowings. Other significant financing uses include $29.6 million of repayments on the bank credit facility. In the 1992 fiscal year, financing activities include the $195.5 million of proceeds from R.P. Scherer Corporation's October 1991 sale of common stock, net of cash used for related purchases of exchangeable preferred stock and repayments of long-term bank debt (see Note 4 to the consolidated financial statements).

LIQUIDITY AND FINANCIAL CONDITION

In January 1994, Scherer International completed the refinancing of a significant portion of its outstanding debt through the issuance of $100.0 million face value 6 3/4% Senior Notes and the Defeasance of $125.1 million face value of its 14% Senior Subordinated Debentures (see Note 9 to the consolidated financial statements). The 6 3/4% Senior Notes are due February 1, 2004 and are noncallable and unsecured, ranking pari passu with all other unsecured and senior indebtedness of Scherer International. Interest on the Senior Notes is payable February 1 and August 1, commencing August 1, 1994. The proceeds of the offering to the Company (prior to deducting underwriting fees and certain other expenses related to the offering) were $99.3 million.

Using the net proceeds from the offering and additional proceeds from borrowings under the Company's bank credit facility, the Company defeased its Subordinated Debentures. The Company deposited into an irrevocable trust account for the benefit of the holders of the Subordinated Debentures an amount of United States government obligations sufficient to pay, with respect to the Subordinated Debentures, all interest thereon through the first call date, the call premium thereon and the outstanding principal thereof when due upon redemption. The Company remains obligated to pay interest and principal on the Subordinated Debentures when due but, subject to certain exceptions, is no longer subject to the terms, agreements and covenants contained in the indenture under which the Subordinated Debentures were issued ("Defeasance").

As a result of the Defeasance, the Company recognized an extraordinary loss for accounting purposes of $15.5 million in the quarter ended December 31, 1993, reflecting the estimated after-tax difference between the recorded value of the Subordinated Debentures and their face value, the call premium, the prepayment of net interest through the Call Date, and the write-off of unamortized deferred financing costs related to the Subordinated Debentures. These actions will result in interest savings of approximately $9 million annually related to these debt securities.

During the next several years, a significant portion of the Company's cash flow will be used to reduce and service indebtedness and fund capital expenditures. The Company believes that its future cash flows from operations, together with cash and short-term investments aggregating $22.6 million at March 31, 1994, and amounts available under bank credit facilities will be adequate to meet anticipated debt service, capital investment and operating cash requirements.

The Company actively reviews drug delivery systems businesses and technologies for potential acquisition, consistent with its strategic objectives. An example is the Company's acquisition of an ophthalmic drug delivery technology from Zeneca Limited, and agreement to fund feasibility studies for a dry-powder inhaler device and a controlled-release tablet product with another UK-based drug research concern. Management presently anticipates that any acquisition requiring significant funding would be financed largely through the issuance of common stock, depending upon market conditions, so as not to increase the Company's debt to equity relationship.

At March 31, 1994, the Company's outstanding long-term indebtedness consisted of approximately $99.3 million of 6 3/4% Senior Notes (net of a $0.7 million discount), $65.8 million of borrowings under the Company's bank credit facility, $10.9 million of industrial development revenue bonds, and approximately $13.3 million of other indebtedness. The Senior Notes bear interest at 6 3/4% of face value, payable semi-annually, and mature in full in February 2004. Annual interest expense on the Senior Notes outstanding is approximately $6.8 million (excluding amortization of the original issue discount and deferred financing fees). The Senior Notes have been listed on the New York Stock Exchange.

In March 1994, the Company entered into a new bank credit facility as a replacement for the Company's previous bank credit agreement. The new credit facility allows for revolving credit borrowings up to an aggregate of $175.0 million in various currencies, and expires April 1, 1999. Interest is payable quarterly at LIBOR plus .675% currently, with further reductions possible based on certain financial performance criteria, or at the bank's prime rate. Unused borrowing availability is subject to annual commitment fees of 1/4%. Borrowings under this agreement are unsecured, and rank pari passu with all other unsecured and senior indebtedness of Scherer International.

Pursuant to other revolving credit arrangements, the Company and certain of its subsidiaries may borrow up to $15.5 million, subject to limitations imposed by the bank credit facility discussed above. As of March 31, 1994, the Company had outstanding approximately $2.6 million under these revolving credit arrangements.

Capital expenditures in fiscal 1995 are expected to approximate $50 million and will include facilities expansions or replacement in Australia, Europe, and North America, continuing expenditures for the expansion of manufacturing capacity for Zydis(R) fast dissolving dosage products, and general facility and equipment upgrade and replacement costs worldwide. As of March 31, 1994, the Company has approximately $5.9 million of commitments for future capital expenditures. The Company expects to fund such capital expenditures primarily from operating cash flows and, to the extent necessary, from its bank credit facility.

The bank credit facility requires the Company to satisfy various annual and quarterly financial tests, including maintenance on a consolidated basis of a specified minimum or maximum current level of tangible net worth and cash flow coverage, leverage, and fixed charge ratios. The agreement also restricts the Company's ability to incur additional indebtedness or liens, make investments and loans, dispose of assets, or consummate a business combination, and limits the ability of the Company to pay dividends. The indenture under which the Senior Notes were issued also restricts the Company's ability to incur additional liens, enter into sale-leaseback transactions, engage in certain transactions with affiliates, and engage in certain business combinations. As of March 31, 1994, the Company does not currently have plans to declare or pay any cash dividends.

Inflation and Accounting Policies

In the view of management, the effects of inflation and changing prices on the Company's net results of operations and financial condition were not significant.

In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, Employer's Accounting for Postemployment Benefits, which must be adopted for the Company's 1995 fiscal year. This statement requires the use of the accrual method to recognize liabilities for postemployment benefits. The Company has determined that the adoption of this statement will not significantly affect the Company's future financial results or position.

  ITEM 8           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


            R.P. SCHERER INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                                     (In thousands)
                                                                              For the years ended March 31,
                                                                      -----------------------------------------------
                                                                       1994                1993                 1992
                                                                      -------            -------              -------

            Net sales                                                 $449,297           $398,011            $337,786
            Cost of sales                                              287,389            242,108             201,991
            Selling and administrative expenses                         61,427             56,413              50,305
            Litigation settlement and other (Notes 2, 14)                4,478               -                   -
            Stock and other compensation expense (Note 4)                 -                  -                 13,060
            Research and development expenses, net                      13,090             11,393               8,453
                                                                      --------           --------            --------
            Operating income                                            82,913             88,097              63,977

            Interest expense                                            22,480             25,436              35,348
            Interest earned and other                                   (1,911)            (3,630)             (3,390)
                                                                      --------           --------            --------

            Income from continuing operations before income
              taxes, minority interests, and extraordinary loss         62,344             66,291              32,019

            Income taxes                                                18,737             24,056              22,269
            Minority interests                                          12,693             13,275              10,974
                                                                      --------           --------            --------

            Income (loss) from continuing operations before
              extraordinary loss and accounting change                  30,914             28,960              (1,224)

            Loss from discontinued operation, net of
              income taxes (Note 5)                                       -                  (647)            (16,538)
                                                                      --------           --------            --------

            Income (loss) before extraordinary loss
              and accounting change                                     30,914             28,313             (17,762)

            Extraordinary loss from debt extinguishments (Note 9)      (15,820)            (8,392)             (2,067)

            Cumulative effect of accounting change (Notes 6, 11)          -                   974              (4,917)
                                                                      --------           --------            --------
            Net income (loss)                                           15,094             20,895             (24,746)
            Preferred stock dividends                                     -                  -                  6,372
                                                                      --------           --------            --------

            Net income (loss) attributable to common
              shares (Note 4)                                          $15,094            $20,895            $(31,118)
                                                                      ========            =======            ========



         The accompanying notes are an integral part of this statement.

            R.P. SCHERER INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                                                      (In thousands)
                                                                                      As of March 31,
                                                                               ----------------------------
                                                                                  1994              1993
                                                                               ----------        ----------
                                         ASSETS
                                         ------
            CURRENT ASSETS:
              Cash and cash equivalents                                          $ 16,576          $ 30,389
              Short-term investments                                                6,041             3,476
              Receivables, less reserves of:  1994 - $2,900,000;
                 1993 - $2,300,000                                                 98,775            80,537
              Inventories                                                          56,492            48,310
              Other current assets                                                  5,260             4,573
                                                                               ----------        ----------
                                                                                  183,144           167,285
                                                                               ----------        ----------
            PROPERTY:
              Property, plant and equipment, at cost                              284,992           243,538
              Accumulated depreciation                                            (63,277)          (48,987)
                                                                               ----------        ----------
                                                                                  221,715           194,551
                                                                               ----------        ----------
            OTHER ASSETS:
              Intangibles, net of amortization                                    188,396           155,595
              Deferred financing fees, net of amortization                          1,658             4,407
              Other assets                                                         18,501            10,346
                                                                               ----------        ----------
                                                                                  208,555           170,348
                                                                               ----------        ----------

                                                                                 $613,414          $532,184
                                                                               ==========        ===========

                          LIABILITIES AND SHAREHOLDER'S EQUITY
                          ------------------------------------

            CURRENT LIABILITIES:
              Notes payable and current portion of long-term debt                $  3,936          $  2,465
              Accounts payable                                                     52,086            41,557
              Accrued liabilities                                                  36,802            34,410
              Accrued income taxes                                                  1,967             7,336
                                                                               ----------        ----------
                                                                                   94,791            85,768
                                                                               ----------        ----------

            LONG-TERM LIABILITIES AND OTHER:
              Long-term debt                                                      187,949           141,151
              Other long-term liabilities                                          49,865            38,812
              Deferred income taxes                                                30,745            31,083
              Minority interests in subsidiaries                                   35,354            32,369
                                                                               ----------        ----------
                                                                                  303,913           243,415
                                                                               ----------        ----------

            COMMITMENTS AND CONTINGENCIES (Note 14)
            SHAREHOLDER'S EQUITY (Note 4):
              Common stock, $.01 par value, 1,000 shares authorized
                 and outstanding                                                        1                 1
              Additional paid-in capital                                          234,389           233,743
              Retained deficit                                                     (9,857)          (24,951)
              Currency translation adjustment                                      (9,823)           (5,792)
                                                                               ----------        ----------
                                                                                  214,710           203,001
                                                                               ----------        ----------

                                                                                 $613,414          $532,184
                                                                               ==========        ==========

         The accompanying notes are an integral part of this statement.

            R.P. SCHERER INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                           (In thousands)
                                                                                     For the years ended March 31,
                                                                              ------------------------------------------
                                                                                1994             1993             1992
                                                                              --------         --------         --------
OPERATING ACTIVITIES:
 Net income (loss)                                                          $  15,094         $ 20,895        $ (24,746)
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation                                                                17,121           16,530           13,629
   Amortization of intangible assets                                            5,519            4,325            4,304
   Amortization of deferred financing costs and debt discount                   1,330            1,823            2,007
   Minority interests in net income                                            12,693           13,275           10,974
   Deferred tax provision and other                                             2,631            1,682            2,359
   Extraordinary loss from debt extinguishments (Note 9)                       15,820            8,392            2,067
   Loss from discontinued operation (Note 5)                                      -                647           16,657
   Stock option and other compensation expense (Note 4)                           -                -             13,060
   Cumulative effect of accounting change                                         -               (974)           4,917
   Increase in receivables                                                    (12,458)         (16,160)         (14,187)
   Increase in inventories and other current assets                            (8,056)          (6,161)          (5,881)
   Increase (decrease) in accounts payable and accrued
    expenses                                                                   (1,972)           1,699           11,374
                                                                             --------         --------         --------

Net cash provided by operating activities                                      47,722           45,973           36,534
                                                                             --------         --------         --------
INVESTING ACTIVITIES:
 Purchases of plant and equipment                                             (39,503)         (33,192)         (20,947)
 Acquisition of businesses, net of cash acquired (Note 3)                     (33,761)            -                -
 Proceeds from sales of plant and equipment                                     1,859              187              564
 Proceeds from disposition of subsidiary                                          -             28,047             -
 Other                                                                         (3,279)           1,221               85
                                                                             --------         --------         --------

Net cash used by investing activities                                         (74,684)          (3,737)         (20,298)
                                                                             --------         --------         --------
FINANCING ACTIVITIES:
 Contribution of proceeds from issuance of parent common stock                    -               -             136,785
 Proceeds from issuance of 6 3/4% Senior Notes (Note 9)                        99,268             -                -
 Defeasance of 14% Senior Subordinated Debentures (Note 9)                   (141,546)            -                -
 Proceeds from other long-term borrowings                                     109,788           34,609            9,082
 Other long-term debt retirements and payments                                (47,608)         (80,177)        (127,167)
 Short-term borrowings, net                                                       642             (726)         (11,897)
 Cash dividends paid to minority shareholders of subsidiaries                  (7,022)          (9,979)          (8,022)
                                                                             --------         --------         --------
Net cash provided (used) by financing activities                               13,522          (56,273)          (1,219)
                                                                             --------         --------         --------
Effect of currency translation on cash and cash equivalents                      (373)            (335)             317
                                                                             --------         --------         --------
Net increase (decrease) in cash and cash equivalents                          (13,813)         (14,372)          15,334

Cash and cash equivalents, beginning of period                                 30,389           44,761           29,427
                                                                             --------         --------         --------
Cash and cash equivalents, end of period                                    $  16,576         $ 30,389        $  44,761
                                                                            =========         ========        =========

         The accompanying notes are an integral part of this statement.

            R.P. SCHERER INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY



                                                                                                 (In thousands)
                                                                                         For the years ended March 31,
                                                                                -----------------------------------------------
                                                                                  1994               1993              1992
                                                                                --------           --------          --------
            COMMON STOCK (Note 4):
              Balance at beginning of period                                           $1                $1                 $1
              Common stock activity                                                     -                 -                  -
                                                                                ---------         ---------          ---------
                 Balance at end of period                                              $1                $1                 $1
                                                                                =========         =========          =========
            ADDITIONAL PAID-IN CAPITAL (Note 4):
              Balance at beginning of period                                     $233,743          $233,166          $  53,711
              Contributions from parent stock options exercised                       646               577             -
              Contribution from issuance of parent common stock, net               -                 -                 135,552
              Compensation related to stock options                                -                 -                  12,343
              Redemptions of parent preferred stock                                -                 -                  37,932
              17% Senior cumulative exchangeable preferred stock:
                 Stock dividends                                                   -                 -                  (5,336)
                 Accretion                                                         -                 -                  (1,036)
                                                                                ---------         ---------          ---------

                 Balance at end of period                                        $234,389          $233,743           $233,166
                                                                                =========         =========          =========

            RETAINED DEFICIT:
              Balance at beginning of period                                     $(24,951)         $(45,846)          $(21,100)
              Net income (loss)                                                    15,094            20,895            (24,746)
                                                                                ---------         ---------          ---------

                 Balance at end of period                                         $(9,857)         $(24,951)          $(45,846)
                                                                                =========         =========          =========

            CURRENCY TRANSLATION ADJUSTMENT:
              Balance at beginning of period                                      $(5,792)           $4,313             $2,970
              Adjustment for the period                                            (4,031)          (10,105)             1,343
                                                                                ---------         ---------          ---------

                 Balance at end of period                                         $(9,823)          $(5,792)            $4,313
                                                                                =========         =========          =========

            TOTAL SHAREHOLDER'S EQUITY                                           $214,710          $203,001           $191,634
                                                                                =========         =========          =========


         The accompanying notes are an integral part of this statement.

            R.P. SCHERER INTERNATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

The consolidated statement of financial position as of March 31, 1994 and 1993, and the consolidated statements of operations, shareholder's equity and cash flows for the years ended March 31, 1994, 1993, and 1992 include the accounts of R.P. Scherer International Corporation (the "Company" and formerly R.P. Scherer Corporation), a Delaware corporation, and its subsidiaries, some of which are less than wholly-owned. Scherer International is a wholly-owned subsidiary of R.P. Scherer Corporation (formerly RPS Corporation). R.P. Scherer Corporation's only operating asset is its investment in Scherer International. Unless otherwise stated herein, the term "Company" refers to either or both of Scherer International and R.P. Scherer Corporation.

2.       ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed by the Company in preparing the consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its direct and indirect domestic and foreign subsidiaries, some of which are less than wholly-owned. All intercompany accounts and transactions have been eliminated.

Revenue Recognition and Concentration of Credit Risk

Revenues from sales of the Company's products to its customers are recognized primarily upon shipment of such products. The majority of the Company's customers are concentrated in the pharmaceutical, health and nutritional, and cosmetic markets.

Translation of Foreign Currencies

With the exception of operations in highly inflationary economies, which are measured in U.S. dollars, the financial position and the results of operations of the Company's foreign operations are measured using the local currencies of the countries in which they operate and are translated into U.S. dollars in conformity with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation. Accordingly, the reported sales and net income of the Company's foreign subsidiaries are affected by changes in foreign currency exchange rates, and as compared to prior periods are reported at higher or lower amounts depending upon a weakening or strengthening of the U.S. dollar. Aggregate sales of operations in highly inflationary economies represented less than 5% of consolidated sales for each period presented in the consolidated statement of operations.

Borrowings under any long-term foreign currency loans are used to hedge against declines in the value of net investments in certain foreign subsidiaries. The Company also periodically enters into foreign exchange contracts to hedge certain exposures related to foreign currency transactions, and does not engage in speculation. Gains and losses on the forward contracts are recognized concurrently with the gains or losses from the underlying transactions. At March 31, 1994, the Company was party to foreign currency forward exchange sales contracts of approximately $10.9 million (notional amount) denominated in European currencies. The contracts generally mature in less than one year and are intended to hedge various foreign currency commitments due from foreign subsidiaries. The Company is exposed to credit loss in the event of nonperformance by the counterparties of these agreements, but does not anticipate any such nonperformance. Foreign currency exchange and translation adjustments (reflecting primarily the translation of net assets at historical exchange rates for operations in highly inflationary economies) included in net income resulted in net decreases in income of $7.1 million, $3.5 million, and $1.4 million for the years ended March 31, 1994, 1993 and 1992, respectively.

Litigation Settlement and Other

In the fourth quarter of fiscal year 1994, the Company recognized a pretax charge in the amount of $4.5 million as a result of the accrual of a potential settlement for pending Paco Development Partners II ("PDP II") litigation (see
Note 14 for discussion) and a decision made by the Company to relocate its Australian production operations. The Company has purchased a new facility in Australia, and recognized a charge to operations of approximately $1.3 million representing the anticipated costs of disposal related to the existing facility and land.

Cash and Cash Equivalents and Short-Term Investments

The carrying value of cash and cash equivalents and short-term investments approximates fair value due to the short maturities of these instruments. For purposes of reporting cash flows, all highly liquid investments which are readily convertible to known amounts of cash and have an original maturity of three months or less when purchased are considered cash equivalents.

Inventories

Inventories are stated at the lower of cost or market with cost determined on a first-in, first-out basis for substantially all inventories. Market is the lower of replacement cost or estimated net realizable value. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. The components of inventories are as follows:

    (In thousands)                         1994               1993
                                         --------           ---------
    Raw materials and supplies            $26,760             $23,881
    Work in process                        10,289               7,365
    Finished goods                         19,443              17,064
                                         --------          ----------
                                          $56,492             $48,310
                                         ========          ==========

Property, Plant & Equipment

Property, plant and equipment is recorded at cost and is depreciated over related estimated useful lives primarily using the straight-line method for financial reporting and accelerated methods for tax reporting. Maintenance and repair costs are expensed as incurred. Upon sale or retirement, property cost and related depreciation is eliminated, and resulting gains or losses are reflected in income. Interest cost capitalized as part of the construction cost of capital assets amounted to $0.9 million in fiscal 1994, and was not significant in fiscal 1993 and 1992. A summary of property follows:

    (In thousands)                         1994              1993
                                         --------         ---------
    Land and improvements                 $16,844           $16,932
    Building and equipment                 68,767            61,302
    Machinery and equipment               174,203           151,828
    Construction in progress               25,178            13,476
                                         --------          --------
                                         $284,992          $243,538
                                         ========          ========

Intangibles and Deferred Financing Fees

Intangibles include principally goodwill (consisting of purchase price and related acquisition costs in excess of the fair value of identifiable net assets of businesses acquired, primarily related to the acquisition of the Company in June 1989 and the acquisition of Pharmagel on July 1, 1993) as well as other intangible assets. Intangibles are being amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 40 years. The accumulated amortization of intangibles is $21.5 million and $15.9 million as of March 31, 1994 and 1993, respectively. Deferred financing fees are amortized over the life of the related obligations using the effective interest method. The accumulated amortization of deferred financing fees is $0.1 million and $9.7 million as of March 31, 1994 and 1993, respectively.

Research and Development Costs

Costs incurred in connection with the development of new products and manufacturing methods are charged to income as incurred. Customer reimbursements in the amount of $2.9 million, $1.1 million and $3.1 million were received for the fiscal years ended March 31, 1994, 1993, and 1992, respectively. The amounts reflected in the consolidated statement of operations are net of such reimbursements.

Income Taxes

Deferred U.S. and foreign income taxes are provided on earnings of subsidiary companies which are intended to be remitted to the parent company in the future, based on enacted tax laws and rates. Unremitted earnings on which deferred taxes have not been provided would, if remitted, be taxed at substantially reduced effective rates due to the utilization of available foreign tax credits.

Reclassifications

Certain items in the prior years' financial statements and notes thereto have been reclassified to conform with the current year presentation.


3.       ACQUISITIONS

On July 1, 1993, the Company acquired all outstanding capital stock of Pharmagel S.p.A. (Italy) and Pharmagel S.A. (France) (jointly "Pharmagel"), a manufacturer of softgels which had been privately held. The Company accounted for the acquisition as a purchase for financial reporting purposes, and has included the net assets and results of operations of Pharmagel in the Company's consolidated financial statements beginning July 1, 1993. The aggregate purchase price, which approximated $30 million, was allocated to assets and liabilities based on estimates of their fair values as of the date of acquisition, as well as to a $3.0 million non-compete agreement with the former owners of Pharmagel. The purchase was funded primarily by borrowings under the Company's bank credit facility, plus an additional amount payable to the sellers during the next six years not to exceed $4.5 million plus interest. Approximately $28.2 million of estimated tangible assets were acquired, and approximately $24.4 million of estimated liabilities were assumed. The purchase price exceeded the preliminary estimated fair value of the net assets acquired by approximately $26.2 million, which is classified as goodwill in the accompanying statement of financial position and is being amortized on a straight-line basis over forty years. A final allocation of the purchase price will be determined during fiscal 1995 when appraisals and other studies are completed.

The following unaudited pro forma summary presents the consolidated results of operations of the Company and Pharmagel as if the acquisition had occurred at the beginning of the periods presented after giving effect to certain adjustments, including amortization of goodwill, increased interest expense on acquisition borrowings, and related income tax effects. The pro forma information is not necessarily indicative of what would have occurred had the acquisition been made as of those dates, and is not intended to be a projection of future results or trends.

            (In thousands)                                                For the year ended
                                                                               March 31,
                                                                      --------------------------
                                                                         1994           1993
                                                                      ----------     ---------
                    Net sales                                          $456,434       $426,498
                    Income from continuing  operations                   30,767         27,972
                    Net income                                           14,947         19,907

As of September 1, 1993, the Company also acquired certain tangible and intangible assets of Gayoso Wellcome S.A., a softgel manufacturer in Spain, for a purchase price of approximately $9.5 million. Gayoso Wellcome's operations are not material in relation to the Company's consolidated financial statements, and pro forma information for this acquisition is therefore not presented.

4.       SALE OF R.P. SCHERER CORPORATION COMMON STOCK AND RELATED TRANSACTIONS

October 1992 Offering

In October 1992, R.P. Scherer Corporation  completed a secondary offering of
3.5 million shares of its common stock. The shares were sold by Shearson Lehman Brothers Holdings Inc. and certain affiliated merchant banking partnerships (collectively "Lehman"). The offering did not result in any additional shares outstanding of the common stock, and R.P. Scherer Corporation did not receive any proceeds from the sale. Subsequent to completion of the offering, Lehman's beneficial ownership amounted to approximately 30% of R.P. Scherer Corporation's common shares outstanding (see Note 13).

October 1991 Offering

In October 1991, R.P. Scherer Corporation completed a public sale of 11.5 million shares of its common stock, representing approximately 47% of common equity on a fully diluted basis. Net proceeds realized were approximately $195.5 million, of which approximately $124.0 million was used in October 1991 to repurchase long-term debt under Scherer International's former senior bank credit agreement and $58.7 million was used in November 1991 to redeem all outstanding shares of R.P. Scherer Corporation's 17% Exchangeable Preferred Stock. Remaining funds were used for general corporate purposes. Prior to June 1992, all outstanding obligations under the former bank credit arrangement were paid through a contribution of capital by R.P. Scherer Corporation to Scherer International.

In connection with and upon consummation of the common stock sale, all shares of R.P. Scherer Corporation's Series B and Series C preferred stocks were converted into common stock at the ratio of five (5) common shares for nine (9) preferred shares (based upon the ratio of the liquidation value of preferred shares to the initial public offering price) and previously existing common shares were converted at the ratio of 4.35:1.

Also in connection with the common stock sale, the vesting periods for certain management stock options were accelerated. Additionally, notes receivable aggregating $400,000 from certain officers were canceled upon completion of the common stock sale (Note 13). The year ended March 31, 1992 reflects a one-time $12.3 million non-cash charge for compensation expense relating to these items. The Company also recorded an extraordinary loss in the amount of $2.1 million for the year ended March 31, 1992 relating to the early retirement of the long-term debt, representing a write-off of unamortized deferred financing costs associated with the debt.

5.       DISCONTINUED OPERATION

In August 1991, the Company's Board of Directors reached a decision to dispose of Paco Pharmaceutical Services, Inc. ("Paco"), through an active program to sell the stock or substantially all assets of Paco. Accordingly, the operating results of Paco have been classified as discontinued operations in the accompanying consolidated financial statements and notes thereto for all years presented. During the fiscal year ended March 31, 1992, an estimated loss from disposal of $16.7 million, which represented a write-down of Paco's goodwill, was recorded by the Company. No income tax benefit was recorded during fiscal 1992, as its realization could not be assured.

On August 26, 1992, Paco completed an initial public offering of its common stock as a result of which the Company's ownership of Paco's common stock was reduced to less than 1% of the outstanding stock. In the offering, Paco sold 4,000,000 shares of its common stock for aggregate net proceeds of approximately $36.5 million. With the proceeds of such offering, Paco paid $28.0 million to the Company in connection with the satisfaction of an intercompany promissory note. In connection with the offering, the Company agreed to indemnify Paco for any liabilities and costs incurred subsequent to March 31, 1992, related to the litigation involving Paco specifically described in Note 14. In addition, the Company has indemnified Paco for any additional
U. S. Federal and state income tax liabilities arising from the date of the Company's acquisition of Paco through the date of completion of the offering. The Company recorded an additional $0.6 million loss in connection with the final accounting for the disposition of Paco, representing the after-tax difference between net proceeds received and the Company's carrying value of Paco as of August 26, 1992.

For the fiscal year beginning April 1, 1992 through August 26, 1992 (the "date of disposal"), Paco recognized net sales of $30.2 million, interest expense (allocated portion of consolidated interest expense based on debt attributable to Paco) of $1.1 million, income tax expense of $1.0 million, and no net income. For the fiscal year ended March 31, 1992, Paco recognized net sales of $69.9 million, interest expense (as derived above) of $4.0 million, income taxes of $0.5 million, and net income of $0.1 million.

Net current assets of $3.2 million and net non-current assets of $25.5 million were disposed of through the sale of Paco. The consolidated statement of cash flows excludes Paco's net cash provided (used) of ($0.6) million and $0.8 million for the fiscal years ended March 31, 1993 and 1992, respectively.

6.       INCOME TAXES

Effective April 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. SFAS 109 requires that deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and the financial reporting amounts. Prior to fiscal year 1992, provisions were made for deferred income taxes where differences existed between the time that transactions affected taxable income and the time that these transactions entered into the determination of income for financial reporting purposes. As of April 1, 1992, the Company recorded income of approximately $1.0 million, which represented the net decrease in deferred tax liabilities resulting from the adoption of SFAS 109. Such amount was reflected in the consolidated statement of operations as the cumulative effect of an accounting change.
Prior years' financial statements have not been restated to apply the provisions of SFAS 109.

A summary of income (loss) from continuing operations before income taxes, minority interests and extraordinary items is as follows:

            (In thousands)                                            For the years ended March 31,
                                                              ---------------------------------------------
                                                               1994               1993                1992
                                                              ------             ------              ------
            Income (loss) from continuing operations
              before income taxes, minority interest
              and extraordinary items:
                      United States                           $ 1,505          $ 3,194             $(26,408)
                      Foreign                                  60,839           63,097               58,427
                                                             --------         --------             --------
                                                              $62,344          $66,291              $32,019
                                                             ========         ========             ========



Such income is exclusive of various intercorporate income/expense items, such as royalties, interest, dividends and similar items, which are taxable/deductible in the respective locations. Therefore, the relationship of domestic and foreign taxes to reported domestic and foreign income is not representative of actual tax rates.


            (In thousands)                                            For the years ended March 31,
                                                              ------------------------------------------
                                                               1994             1993               1992
                                                              ------           ------             ------
            Provision (credit) for currently payable
                 income taxes:
                      United States                          $  1,120          $  1,570         $    (127)
                      Foreign                                  17,453            21,442            20,924
                                                             ---------         ---------        ----------
                                                               18,573            23,012            20,797
                                                             ---------         ---------        ----------
            Provision (credit) for deferred
                 income taxes:
                      United States                               (21)             (125)           -
                      Foreign                                     185             1,169             1,472
                                                             ---------         ---------        ----------
                                                                  164             1,044             1,472
                                                             ---------         ---------        ----------
                  Total taxes                                  $18,737           $24,056           $22,269
                                                             =========         =========        ==========

The deferred tax provision for fiscal year 1994 includes a credit of $1.7 million from net reductions in enacted statutory tax rates in certain countries, as well as a $0.8 million charge resulting from an increase in deferred tax valuation allowances during the period. The deferred tax provision for fiscal year 1993 includes a charge of $4.5 million resulting from increases in deferred tax valuation allowances during the period. In fiscal year 1992, the primary sources and tax effects of the deferred tax timing differences were depreciation and property retirements ($1.2 million) and interest ($0.3 million).

The components of deferred taxes as of March 31, 1994 and 1993 are as follows:

                (In thousands)                                1994                              1993
                                                ---------------------------------   -----------------------------
                                                Deferred Tax       Deferred Tax     Deferred Tax    Deferred Tax
                                                   Assets           Liabilities        Assets        Liabilities
                                                ------------       -------------   -------------    -------------
             Property, plant and equipment       $     852          $35,974         $    -            $35,611
             Foreign tax credit carryforwards        9,050               -           10,542                -
             Capital loss carryforwards              6,379               -            5,953                -

             Pensions and other postretirement       5,782            1,299           5,501             1,500
                     benefits
             Stock options                           3,665               -            3,679                -
             Defeasance of debt (Note 9)             4,758               -               -                 -

             Miscellaneous other                     8,678             790            6,168               702
                                                ------------       -------------   -------------    -------------
                  Subtotal                          39,164          38,063           31,843            37,813
             Valuation allowances                  (25,390)              -          (23,777)               -
                  Total deferred taxes          ------------       -------------   -------------    -------------
                                                   $13,774         $38,063         $  8,066           $37,813
                                                ============       =============   =============    =============

At March 31, 1994, net current future tax benefits of $1.8 million were included in other current assets, while $0.1 million of net current deferred tax liabilities were included in accrued liabilities in the accompanying consolidated statement of financial position. In addition, $4.8 million of net long-term future tax benefits were included in other assets, and $30.7 million of net long-term deferred tax liabilities are reflected in that statement. At March 31, 1993, net current future tax benefits of $1.5 million were included in other current assets, while $0.1 million of net current deferred tax liabilities were included in accrued liabilities in the accompanying consolidated statement of financial position. In addition, $31.1 million of net long-term deferred tax liabilities are included in deferred income taxes in that statement.

The difference between consolidated income taxes as computed at the United States statutory rate and as reported in the consolidated statement of operations is summarized as follows:

                                                                      For the years ended March 31,
                                                              -------------------------------------------
            (In thousands)                                     1994              1993               1992
                                                              ------            ------             ------
            United States statutory tax                       $21,820            $22,539           $10,886

            Increases (reductions) in taxes due to:
              Difference in effective foreign tax rates        (2,467)             1,590             4,840
              Foreign tax credit carryforwards                 (1,803)             2,388                -
                (utilized) generated
              Stock option compensation                           115                124             4,290
              Domestic losses                                      -                  -                799
              Goodwill amortization                             1,490              1,252             1,291
              Translation losses                                 (595)            (1,752)              407
              Changes in valuation allowances
                 and other items, net                             177             (2,085)             (244)
                                                             ---------          ---------         ---------
                    Consolidated income taxes                 $18,737            $24,056           $22,269
                                                             =========          =========         =========

The capital loss carryforwards noted above expire in 1998. The foreign tax credit carryforwards noted above expire through 1998. At March 31, 1994, foreign earnings of approximately $69.7 million have been retained indefinitely by subsidiaries for reinvestment, and accordingly no provision is made for income taxes that would be payable upon the distribution of such earnings. It is not practicable to determine the amount of the related unrecognized deferred income tax liability, if any.

The Company's U.S., Australian, and certain German income tax returns are undergoing routine reviews encompassing several fiscal years. Various open issues involving the U.S. tax returns are awaiting final resolution with the Internal Revenue Service, however, the Company believes that the impact of the resolution of such issues will not be material to its financial position.
While the Company has not received any formal notification from either the Australian or German tax authorities, preliminary communications indicate the Company's positions on deductibility of certain expenses may be challenged. Based upon review of these issues by management and legal and tax advisors, the Company does not believe the ultimate outcome of these matters will have a material adverse impact on its business or financial position.

Income tax payments, net of refunds, were $18.9 million, $22.5 million and $12.3 million for the years ended March 31, 1994, 1993 and 1992.

7.       ACCRUED AND OTHER LONG-TERM LIABILITIES

Accrued and other long-term liabilities consist of the following as of March 31, 1994 and 1993:

                    (In thousands)                                 1994             1993
                                                                  ------           ------
                    Accrued Liabilities:
                      Salaries, wages and bonuses                  $11,606          $ 8,994
                      Interest                                       1,695            7,780
                      Other                                         23,501           17,636
                                                                  --------         --------
                                                                   $36,802          $34,410
                                                                  ========         ========
                    Other Long-Term Liabilities:
                      Pension and welfare benefits                 $28,808          $27,836
                      (Note 11)
                      Postretirement benefits (Note 11)              5,968            5,534
                      Other                                         15,089            5,442
                                                                  --------         --------
                                                                   $49,865          $38,812
                                                                  ========         ========

8.       SHORT-TERM BORROWINGS AND LINES OF CREDIT

The Company has short-term line of credit arrangements with foreign banking institutions whereunder, at March 31, 1994, the Company and its subsidiaries may borrow up to approximately $15.5 million subject to limitations imposed by the bank credit facility (Note 9). There are no compensating balance requirements related to these lines of credit. The total indebtedness outstanding under such arrangements was $2.6 million and $1.1 million at March 31, 1994 and 1993, respectively.

Short-term borrowings, based on the amounts outstanding at the end of each month, were as follows:

                    (In thousands)                                           As of March 31,
                                                              --------------------------------------------
                                                                1994              1993              1992
                                                               ------            ------            -------
                    Maximum amount outstanding                 $2,607            $1,551            $10,374
                    Average amount outstanding                  2,052             1,163              5,212
                    Weighted average interest rate
                      during the year                            9.0%              7.9%              10.3%
                    Weighted average interest rate at
                      March 31                                   8.5%              7.5%               9.3%

9.       LONG-TERM DEBT

Long-term debt consists of the following as of March 31, 1994 and 1993:

                    (In thousands)                                           1994              1993
                                                                           ---------         ---------
                    Senior notes (net of discount of $723 in 1994)         $ 99,277          $    -
                    Borrowings under bank credit agreement                   65,842             2,270
                    Senior subordinated debentures (net of
                      discount of $5,482 in 1993)                              -              119,656
                    Capitalized lease obligations (Note 10)                   1,398            10,485
                    Industrial development revenue bonds                     10,922             8,561
                    Other                                                    11,838             1,536
                                                                           ---------         ---------
                                                                            189,277           142,508
                    Less - current portion                                   (1,328)           (1,357)
                                                                           ---------         ---------
                                                                           $187,949          $141,151
                                                                           =========         =========


In January 1994, Scherer International completed a public offering of $100 million aggregate principal amount of its 6 3/4% Senior Notes ("Senior Notes") due February 1, 2004 ("Offering"). The Senior Notes are noncallable and are unsecured obligations, ranking pari passu with all other unsecured and senior indebtedness of Scherer International. Interest on the Senior Notes is payable February 1 and August 1, commencing August 1, 1994. The indenture under which the Senior Notes were issued contains certain covenants which, among other things, limit the ability of the Company and its subsidiaries to incur liens, to enter into sale and lease-back transactions, to engage in certain transactions with affiliates, and to merge or consolidate with, or transfer all or substantially all, of its assets to another person. The proceeds of the Offering to the Company were $99.3 million.

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

As a result of the Defeasance, the Company recognized an extraordinary loss of $15.5 million in the quarter ended December 31, 1993, reflecting the estimated after-tax difference between the recorded value of the Subordinated Debentures and their face value, the call premium, the prepayment of net interest through the Call Date, and the write-off of unamortized deferred financing costs related to the Subordinated Debentures. The Company also recognized future tax benefits of approximately $4.8 million related to the Defeasance.

In March 1994, the Company entered into a new bank credit facility as a replacement for the Company's previous bank credit agreement. The new credit facility allows for revolving credit borrowings up to an aggregate of $175.0 million, in various currencies, and expires April 1, 1999. Interest is payable quarterly at LIBOR plus .675% currently, with further reductions possible based on certain financial performance criteria, or at the bank's prime rate. Unused borrowing availability is subject to annual commitment fees of 1/4%. Borrowings under this agreement are unsecured, and rank pari passu with all other unsecured and senior indebtedness of Scherer International. In connection with the new credit facility, the Company recognized a $0.3 million extraordinary loss, reflecting the write-off of unamortized deferred financing costs related to the former credit agreement, net of $0.1 million tax effects.

The bank credit facility requires the Company to satisfy various annual and quarterly financial tests, including maintenance on a consolidated basis of a specified minimum or maximum current level of tangible net worth and cash flow coverage, leverage, and fixed charge ratios. The agreement also restricts the Company's ability to incur additional indebtedness or liens, make investments and loans, dispose of assets, or engage in certain business combinations, and limits the ability of the Company to pay dividends. The indenture under which the Senior Notes were issued also restricts the Company's ability to incur additional liens, enter into sale-leaseback transactions, engage in certain transactions with affiliates, and engage in certain business combinations. As of March 31, 1994, the Company does not currently have plans to declare or pay any cash dividends.

The Company has variable interest rate industrial development revenue bonds aggregating $10.9 million due through fiscal years ending in 2015. The interest rates in effect at March 31, 1994, ranged from 4.6% to 4.8%.

The annual maturities of long-term debt, excluding amounts payable under capitalized lease obligations, for the five succeeding fiscal years are:  1995
- - - - $1.3 million; 1996 - $1.3 million; 1997 - $2.1 million; 1998 - $0.8 million;
and 1999 - $0.6 million.  Interest paid was $28.1 million, $23.7 million, and
$45.0 million for the years ended March 31, 1994, 1993, and 1992, respectively.

The fair value of the Senior Notes, estimated based on quoted market prices as of March 31, 1994, was approximately $88.5 million. Fair values of other long-term debt, determined based on interest rates that are currently available to the Company for similar types of borrowings, approximate carrying value.

10.      LEASES

Total rental expense under operating leases was $7.1 million, $7.6 million, and $7.5 million for the years ended March 31, 1994, 1993, and 1992, respectively. The present value of capitalized lease obligations is classified as long-term debt and the related assets are classified as land, buildings and equipment.
As of March 31, 1994, the minimum rental commitments under long-term operating and capitalized leases are as follows:

                    (In thousands)                                  Capital           Operating
                                                                    Leases            Leases
                                                                --------------     --------------
                    1995                                             $  229             $ 6,019
                    1996                                                174               5,913
                    1997                                                174               5,606
                    1998                                                174               5,109
                    1999                                                174               4,890
                    2000 and thereafter                               1,529              36,145
                                                                --------------     --------------
                                                                      2,454             $63,682
                    Less - amount representing interest              (1,056)       ==============
                                                                --------------
                    Present value of net minimum lease payments      $1,398
                                                                ==============

11.      PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Pensions

The Company has several pension plans covering substantially all salaried and hourly employees. In general, the Company's domestic plans provide defined pension benefits based on years of service and the level of compensation. Foreign subsidiaries provide for pension benefits in accordance with local customs or law. The Company funds its pension plans at amounts required by the applicable regulations. Pension expense included the following:

            (In thousands)                                                For the years ended March 31,
                                                                   ---------------------------------------------
                                                                       1994            1993             1992
                                                                   -----------     -----------       -----------
            Service cost of benefits earned during year               $3,255          $2,474           $1,965
            Interest cost on projected benefit obligation              4,191           3,665            3,217
            Actual return on plan assets                              (3,602)         (2,633)          (2,475)
            Net amortization and deferral                                774             705              338
                                                                   -----------     -----------       -----------
                                                                      $4,618          $4,211           $3,045
                                                                   ===========     ===========       ===========

The following table shows the status of the various plans and amounts included in the Company's consolidated statement of financial position as of March 31, 1994 and 1993:

                                                          1994                                   1993
                                             --------------------------------       --------------------------------
            (In thousands)                     Plans whose       Plans whose          Plans whose       Plans whose
                                                 Assets          Accumulated            Assets          Accumulated
                                                 Exceed           Benefits              Exceed           Benefits
                                              Accumulated          Exceed            Accumulated          Exceed
                                                Benefits           Assets              Benefits           Assets
                                             --------------    --------------       --------------    --------------
            Actuarial present value of:
              Vested benefit obligation          $4,723           $41,507              $4,479            $31,865
              Non-vested benefit obligation         293             4,331                 122              4,509
                 Accumulated benefit         --------------    --------------       --------------    --------------
                  obligation                      5,016            45,838               4,601             36,374
            Effects of anticipated future
              compensation increases                987             8,228               1,168              7,350
                 Projected benefit           --------------    --------------       --------------    --------------
                  obligation                      6,003            54,066               5,769             43,724
            Plan assets at fair value             9,504            18,576               8,660             12,773
                 Projected benefit           --------------    --------------       --------------    --------------
                  obligation in excess
                   of (less than) plan
                   assets                        (3,501)           35,490              (2,891)            30,951
            Unamortized net gain (loss)              44            (5,794)               (858)            (2,576)
            Unrecognized prior service cost        (152)             (386)               (180)              (430)
                                             --------------    --------------       --------------    --------------
            Accrued pension (asset)
              liability recorded in the
              consolidated statement of
              financial position                $(3,609)          $29,310             $(3,929)           $27,945
                                             ==============    ==============       ==============    ==============

Plan assets consist primarily of annuities, marketable securities and mortgage notes receivable.

The average of the assumptions used as of March 31, 1994, 1993 and 1992 in determining the pension expense and benefit obligation information shown above were as follows:

                                                                  1994              1993              1992
                                                               ----------        ----------        ----------
                    Discount rate                              7.4%              8.0%               8.4%
                    Rate of compensation increase              5.0               5.0                5.0
                    Long-term rate of return on plan assets    9.9               9.9               10.5

Postretirement and Other Benefits

In fiscal year 1992, the Company adopted Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions ("SFAS 106") effective as of April 1, 1991. SFAS 106 requires that the expected cost of postretirement benefits be charged to expense during the years that eligible employees render service. Upon adoption of SFAS 106, the Company charged the cumulative effect of the unfunded obligation of $4.9 million against earnings during 1992.

The following table reconciles the status of the accrued postretirement liability as of March 31 (based on January 1 measurement dates):

            (In thousands)                                           1994            1993
                                                                   ---------       ---------
            Accumulated postretirement benefit obligation:
                 Retirees                                           $2,940          $4,408
                 Active employees                                    1,171             910
                                                                   ---------       ---------
            Accumulated postretirement benefit obligation
              in excess of plan assets                               4,111           5,318
            Unrecognized net gain (loss)                             2,057             416
                                                                   ---------       ---------
            Accrued postretirement benefit liability
            (including $200 in current liabilities)                 $6,168          $5,734
                                                                   =========       ==========

Net postretirement benefits cost for the years ended March 31, 1994, 1993 and 1992 included:

                    (In thousands)                                 1994        1993        1992
                                                                  ------      ------      ------
                    Service cost                                   $173        $129        $96
                    Interest cost on accumulated
                      postretirement benefit obligation             441         468        447
                                                                  ------      ------      ------
                         Net postretirement benefit cost           $614        $597       $543
                                                                  ======      =======     ======

For measurement purposes, an 11% annual rate of increase in the per capita costs of covered health care claims was assumed for 1994, and 12% for 1993 and 1992. The rate was assumed to decrease by 1% in fiscal 1995 and each year thereafter to a rate of 6% beyond 1999. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of the measurement date of January 1, 1994, by $514,500 and the aggregate of the service and interest cost components of net postretirement cost for fiscal 1994 by $87,000. The discount rate used in determining the accumulated postretirement benefit obligation was 7.5% for fiscal 1994 and 8.25% for fiscal 1993.

In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits, which must be adopted for the Company's 1995 fiscal year. This statement requires the use of the accrual method to recognize liabilities for postemployment benefits. The Company has determined that the adoption of this statement will not significantly affect the Company's future financial results or position.

12.      STOCK COMPENSATION PLANS

1992 Stock Option Plan

In February 1992, the Board of Directors approved a new management stock option plan designed to provide key management personnel stock options for maximizing shareholder value through improved Company financial performance. Under such plan, management participants are required to purchase options for R.P. Scherer Corporation common stock at a cost equal to 10% of an average market value per share at the beginning of the fiscal year. The exercise price of such options is set at the average beginning of the year common stock market value per share, net of the purchase cost, increased by a 10% annual rate compounded over five years. The number of stock options a participant is required to purchase is based upon a financial performance formula established by the Compensation Committee of the Board of Directors.

As an added incentive to increase shareholder value, participants are provided one standard stock option for each purchased stock option. Each standard stock option is exercisable at an average market value per share at the beginning of the fiscal year, and may only be exercised when the purchased option is exercised. Both types of options vest after three years from the date of grant, and expire four years after the date of vesting.

A total of 334,877 stock options were granted for fiscal 1994. For such grants, the purchased options, costing $2.77 each, will be exercisable at $40.07 per share, and the standard options will be exercisable at $27.65 per share. Compensation expense of $0.3 million was recorded for fiscal 1994 in connection with the 1992 Stock Option Plan.

A total of 325,981 stock options were granted for fiscal 1993. For fiscal 1993 grants, the purchased options, costing $2.74 each, will be exercisable at $39.67 per share, and the standard options will be exercisable at $27.38 per share. No compensation expense was recorded for fiscal 1993 in connection with this plan.

A total of 381,452 stock options were granted for fiscal 1992. For fiscal 1992 grants, the purchased options, costing $1.80 each, will be exercisable at $26.09 per share, and the standard options will be exercisable at $18.00 per share. Compensation expense of $0.7 million was recorded for fiscal 1992 in connection with this plan.

During 1994, none of the 1992 Plan options were exercised. As of March 31, 1994, a total of 157,690 options for common shares remain available for grant for up to the next two fiscal years.

Director Stock Options

In fiscal 1992, a total of 36,000 options were granted to the Company's three outside directors. These options are exercisable at $18.00 per share, vest after three years from the date of grant, and expire seven years after the date of vesting. None of these options were exercised in 1993 or 1994.

1990 Stock Option Plans

In November 1990 R.P. Scherer Corporation implemented three stock option plans under which a total of an adjusted 1,239,612 options for shares of the Company's common stock were authorized for issuance to key management personnel. As a result of R.P. Scherer Corporation's sale of common stock in October 1991, all options granted under such plans became fully vested (Note
4). Information on the number of shares under option for the 1990 Plan, exercisable at $5.49 per share, is as follows:

                                                                      1994          1993       1992
                                                                    ---------     ---------  ---------
            Number of shares under stock options - 1990 Plan:
              Outstanding at beginning of year                       1,099,272    1,204,225    1,159,111
              Granted during year                                         -            -          45,114
              Exercised                                                (25,607)    (104,953)        -
                                                                     ---------    ---------    ---------
                 Outstanding at end of year                          1,073,665    1,099,272    1,204,225
                                                                     =========    =========    =========


The amounts set forth above are adjusted to reflect the 4.35:1 common stock split and conversion of Series B Preferred Stock described in Note 4.

13.      RELATED PARTY TRANSACTIONS

Certain foreign subsidiaries purchase gelatin materials and Scherer International's German subsidiary leases plant facilities, purchases other services and receives loans from time-to-time from a German company which is also the minority shareholder of the Company's German and certain other European subsidiaries.

Gelatin purchases, at prices comparable to estimated market prices, amounted to $18.7 million, $19.6 million, and $17.7 million for the years ended March 31, 1994, 1993, and 1992, respectively. Rental payments amounted to $4.7 million, $4.7 million, and $4.4 million and purchased services amounted to $4.6 million, $5.4 million, and $5.5 million for each of the respective years.

Lehman and certain of its affiliates have received fees for services in connection with public offerings of the Company's securities and other matters. During the year ended March 31, 1994, the Company paid $0.7 million for underwriting fees to Lehman in connection with the January 1994 Senior Notes offering (Note 9). During the year ended March 31, 1992, the Company paid $3.5 million for underwriting fees in connection with R.P. Scherer Corporation's October 1991 initial public offering (Note 4). No fees were paid by the Company to Lehman or its affiliates during the year ended March 31, 1993.

On October 30, 1990, the Company loaned to Messrs. Cashman and Erdeljan $400,000, which loan was to mature October 26, 1992 and did not bear interest. In connection with the October 1991 stock offering, the Company forgave the loan and paid the related income taxes (Note 4).

14.      COMMITMENTS AND CONTINGENCIES

The Company's former subsidiary Paco Pharmaceutical Services, Inc. ("Paco"), certain of Paco's subsidiaries, the Company and other defendants are parties to a group of actions commenced, beginning in April 1990, in Federal and state courts in New Jersey and in Federal courts in New York and Massachusetts by limited partners of Paco Development Partners II ("PDP II"), a research and development partnership in which a subsidiary of Paco serves as the general partner. The defendants were granted summary judgment for dismissal with respect to the New York actions on March 29, 1993, and the time to appeal this decision has expired. In the New Jersey state court action (Nelson v. Dean Witter Reynolds, Inc., MRS-L-5014-90), a class consisting of the 14 investors who reside in New Jersey has been certified. On October 23, 1992, the Company, Paco and its affiliates moved for summary judgment as to three counts of the complaint. This motion was denied on January 6, 1993. A second action commenced in New Jersey Federal court (Nelson v. Ian Ferrier, Civil Action 91-5334(JWB)), has been stayed pending resolution of the New Jersey state court action. No class has been certified in this federal action.

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

Subsequent to year end, the Company reached an agreement in principle with the plaintiffs in the PDP II litigation, and is in the process of formalizing that agreement and seeking all necessary approvals. The Company recognized during the fourth quarter of fiscal 1994 a special charge of approximately $3.2 million representing the anticipated amount of all settlement-related costs in excess of previously provided reserves.

On March 30, 1992, OCAP Acquisition Corp. ("OCAP") commenced an action in the Supreme Court of the State of New York, County of New York, against Paco, certain of its subsidiaries, the Company and Scherer

International (collectively, the "defendants"), arising out of the termination of an Asset Purchase Agreement dated February 21, 1992 (the "Purchase Agreement") between OCAP and the defendants providing for the purchase of substantially all the assets of Paco. On May 15, 1992, OCAP served an amended verified complaint (the "Amended Complaint"), asserting causes of action for breach of contract and breach of the implied covenant of good faith and fair dealing, arising out of defendants' March 25, 1992 termination of the Purchase Agreement, as well as two additional causes of action that were subsequently dismissed by order of the court. The Amended Complaint seeks $75 million in actual damages, $100 million in punitive damages, as well as OCAP's attorney fees and other litigation expenses, costs and disbursements incurred in bringing this action. Discovery with respect to the action has commenced; however, discovery was temporarily stayed by OCAP's filing of a motion for partial summary judgment, and the Company's subsequent cross-motion for dismissal. The Court recently denied both motions and the Company anticipates that discovery will resume or the Court's decision will be appealed. Based upon the investigation conducted by the Company to date, the Company believes that this action lacks merit and intends to defend against it vigorously. In the opinion of management, the ultimate outcome of this litigation will not have a material adverse effect on the Company's business or financial condition.

The Company was informed in August 1992 that soil at a manufacturing facility in North Carolina owned and operated by the Company from 1975 to 1985 contained levels of tetrachlorethene and other substances which exceeded environmental standards. The Company voluntarily initiated a remedial investigation, and initial remedial and removal actions have been completed by the Company and the current owner of the facility for the known soil contamination at such site. The Company continues to perform additional studies and remediation of the area, including testing and removal of groundwater, which have indicated the necessity for additional remedial and removal actions. On the basis of the results of investigations performed to date, the Company does not believe that potential future costs associated with either the investigation or any potential remedial or removal action will ultimately have a materially adverse impact on the Company's business or financial condition.

The Company is a party to various other legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's financial position, results of operations, liquidity or capital resources.

As of March 31, 1994, the Company has capital expenditure commitments related primarily to plant expansions amounting to approximately $5.9 million.

15.      SEGMENT DATA

The Company is engaged principally in the production of softgels, hardshells and other drug delivery systems for the pharmaceutical, health and nutritional and cosmetic products industries. The Company's operations are divided into three geographical areas: United States, Europe and Other International. Europe represents operations in the United Kingdom, France, Italy and Germany. Other International consists of operations in Canada, the Pacific and Latin America.

                                                                     For the years ended March 31,
                                                             -------------------------------------------
            (In thousands)                                     1994            1993              1992
                                                             ----------     ----------        ----------
            Sales:
              United States                                  $120,687       $  86,687           $ 66,802
              Europe                                          233,716         229,937            198,445
              Other international                              94,894          81,387             72,539
                                                             --------        --------           --------
                  Net sales 1                                $449,297        $398,011           $337,786
                                                             ========        ========           ========
            Operating Income:
              United States                                  $ 28,241        $ 23,327           $ 18,147
              Europe                                           46,249          53,941             48,896
              Other International                              19,238          13,450             13,070
              Unallocated 2                                   (10,815)         (2,621)           (16,136)
                                                             --------        --------           --------
                  Operating income                           $ 82,913        $ 88,097           $ 63,977
                                                             ========        ========           ========


            Identifiable assets:
              United States                                  $ 86,410        $ 74,886           $ 64,997
              Europe                                          316,623         263,099            255,345
              Other International                             121,318         106,372            105,474
              Unallocated 3                                    89,063          87,827            100,161
                                                             --------        --------           --------
                  Total assets                               $613,414        $532,184           $525,977
                                                             ========        ========           ========

            Capital expenditures:
              Drug Delivery Systems                          $ 39,294        $ 33,132           $ 20,780
              Unallocated 4                                       209              60                167
                                                             --------        --------           --------
                  Total capital expenditures                 $ 39,503        $ 33,192           $ 20,947
                                                             ========        ========           ========

            Depreciation and amortization:
              Drug Delivery Systems                          $ 21,008        $ 19,589           $ 16,771
              Unallocated 4                                     2,962           3,089              3,169
                                                             --------        --------           --------
                  Total depreciation and amortization        $ 23,970        $ 22,678           $ 19,940
                                                             ========        ========           ========


(1) No single customer or product represents 10% or more of sales, and intersegment sales are not significant.
(2) Unallocated operating income includes principally general corporate expenses, including in 1992 the stock compensation expense related to R.P. Scherer Corporation's October 1991 sale of common stock (Note 4), and in 1994 $4.5 million related to the special charges for the litigation settlement and plant revaluation (Note 2).
(3) Unallocated identifiable assets are principally cash, cash equivalents, short-term investments, other assets and net assets of discontinued operations.
(4) Unallocated capital expenditures and depreciation and amortization represent primarily corporate amounts.

The net assets of foreign subsidiaries were $216.5 million at March 31, 1994, $216.6 million at March 31, 1993, and $190.7 million at March 31, 1992. The Company's share of foreign net income was $34.6 million for the year ended March 31, 1994, $27.9 million for the year ended March 31, 1993, and $26.4 million for the year ended March 31, 1992, after deducting minority interests, income taxes on unremitted earnings and various charges billed by the parent company.

16.      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                     First Quarter      Second Quarter        Third Quarter         Fourth Quarter
                                    ---------------    ----------------    -------------------    ------------------
                                    1994    1993(1)     1994     1993(2)    1994(4)     1993(3)    1994(4)     1993
                                    ----    -------     ----     -------    -------     -------    -------     ----
 Net sales                       $108,454   $103,353    $105,179  $ 97,671  $114,820    $ 97,966   $120,844   $ 99,021
 Gross profit                      40,708     43,080      35,464    37,387    39,972      37,426     45,764     38,010

 Income from continuing
   operations before
   extraordinary
   loss and accounting change       8,596      8,388       6,557     6,059     8,904       7,103      6,857      7,410
 Net income (loss)               $  8,596   $  9,362    $  6,557  $  5,412  $ (6,596)   $ (1,289)  $  6,537   $  7,410
                                 ===================    ==================  =====================  ===================

              (1) Net income includes the $974,000 cumulative effect of
                  accounting change for income taxes, SFAS 109.

              (2) Net income includes loss on disposal of discontinued
                  operation of $647,000.

              (3) Net income includes extraordinary loss of $8,392,000 related to the early retirement of debt (see Note 9).

              (4) Net income includes extraordinary loss of $15,500,000 and
                  $320,000 related to debt extinguishment in the third and fourth quarters of fiscal 1994, respectively.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To R.P. Scherer International Corporation:

We have audited the accompanying consolidated statement of financial position of R.P. SCHERER INTERNATIONAL CORPORATION (a Delaware Corporation), and subsidiaries as of March 31, 1994 and 1993, and the related consolidated statements of operations, cash flows and shareholder's equity for the years ended March 31, 1994, 1993 and 1992. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 1994 and 1993, and the results of its operations and cash flows for the years ended March 31, 1994, 1993 and 1992, in conformity with generally accepted accounting principles.

As explained in Note 6 to the consolidated financial statements, effective April 1, 1992, the Company changed its method of accounting for income taxes. As explained in Note 11 to the consolidated financial statements, effective April 1, 1991, the Company changed its method of accounting for postretirement benefits other than pensions.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to financial schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Detroit, Michigan,
April 26, 1994.



                                                           ARTHUR ANDERSEN & CO.

ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable for this report.

                                    PART III


ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

ITEM 11  EXECUTIVE COMPENSATION

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

ITEM 13  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY


Certain information required by Items 10 through 13 is omitted in accordance with General Instruction J(2)(c) to Form 10-K. Information with respect to executive officers of the Company is included on pages 8 and 9 of this Annual Report on Form 10-K.

                                    PART IV

ITEM 14    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
           REPORTS ON FORM 8-K

  (a) 1. FINANCIAL STATEMENTS - the consolidated financial statements of R.P. Scherer International Corporation and Subsidiaries and the related report of independent public accountants are included in Item 8 of this Annual Report on Form 10-K.

       2. FINANCIAL STATEMENT SCHEDULES - the financial statement schedules for R.P. Scherer International Corporation and Subsidiaries are listed in the accompanying index to financial statement schedules (see page 49).

       3. EXHIBITS - The following exhibits are filed as part of this Annual Report on Form 10-K or, where indicated, were heretofore filed and are hereby incorporated by reference:

                  EXHIBIT NUMBER                                          DESCRIPTION
                  --------------                                          -----------
                        3.1              Restated Certificate of Incorporation of the Company dated May 15, 1990.
                                         Incorporated by reference to Exhibit 3.1 filed with R.P. Scherer
                                         Corporation's Registration Statement on Form S-4, No. 33-30999.

                        3.2              Certificate of Amendment of Restated Certificate of Incorporation of the
                                         Company dated August 21, 1991.  Incorporated by reference to Exhibit 3.4 filed with R.P. Scherer Corporation's Registration Statement on Form S-1,
                                         No. 33-42392.

                        3.3              Certificate of Amendment of Restated Certificate of Incorporation of the
                                         Company dated October 11, 1991.  Incorporated by reference to Exhibit 3.5 filed with R.P. Scherer Corporation's Registration Statement on Form S-1,
                                         No. 33-42392.

                        3.4              Certificate of Correction of Restated Certificate of Incorporation of the
                                         Company dated November 25, 1991.  Incorporated by reference to Exhibit 3.3 filed with the R.P. Scherer Corporation's Quarterly Report on Form 10-Q for
                                         the quarter ended December 31, 1991.

                        3.5              By-Laws of the Company.  Incorporated by reference to Exhibit 3.2 filed with the R.P. Scherer Corporation's Registration Statement on Form S-4, No. 33-
                                         30999.

                        4.1              Form of Senior Subordinated Debenture Indenture, dated as of November 1,
                                         1989, between R.P. Scherer International Corporation and the First National
                                         Bank of Boston, as Trustee (including form of Senior Subordinated Debenture).
                                         Incorporated by reference to Exhibit 4.1 filed with Scherer International's
                                         Quarterly Report on Form 10-Q for the quarter ended September 30, 1989.

                        4.2              Indenture dated as of January 1, 1994, between the Registrant and Comerica
                                         Bank, Trustee.  Incorporated by reference to Exhibit 2.1 filed with Scherer
                                         International's Registration Statement on Form 8-A, dated May 2, 1994.

                       10.1              Amended and Restated $175,000,000 Credit Agreement, dated as of March 30,
                                         1994, among R.P. Scherer International Corporation, certain of its subsidiaries, Comerica Bank, NBD Bank, N.A., Societe Generale, The Bank of
                                         Nova Scotia, and ABN AMRO Bank N.V.  Filed herewith.

                       10.2              R.P. Scherer Corporation Management Incentive Compensation Plan, Amended and
                                         Restated July, 1993.  Incorporated by reference to Exhibit A.2 filed with
                                         R.P. Scherer Corporation's Proxy Statement dated August 24, 1993.

                       10.3              Stock Option Plan of R.P. Scherer Corporation and Subsidiaries, Amended and
                                         Restated July, 1993.  Incorporated  by reference to Exhibit B.2 filed with
                                         R.P. Scherer Corporation's Proxy Statement dated  August 24, 1993.

                       10.4              Executive Supplemental Benefit Plan for senior executives of R.P. Scherer
                                         International Corporation, dated as of April 1, 1981.  Incorporated by reference to Exhibit 10.15 filed with the Company's Annual Report on Form 10-
                                         K for the year ended March 31, 1988.

                       10.5              Extended Severance Plan of R.P. Scherer International Corporation dated
                                         November 10, 1988.  Incorporated by reference to Exhibit 19a filed with
                                         Scherer International's Quarterly Report on Form 10-Q for the quarter ended
                                         December 31, 1988.

                       10.6              R.P. Scherer International Corporation Employees' Retirement Income Plan
                                         effective August 6, 1986.  Incorporated by reference to Exhibit 10.33 of the
                                         Company's Registration Statement on Form S-1, No. 33-30362.

                       10.7              Employment Agreement, dated June 1, 1994, between the Company and John P.
                                         Cashman.  Filed herewith.

                       10.8              Employment Agreement, dated June 1, 1994, between the Company and Aleksandar
                                         Erdeljan.  Filed herewith.

                       10.9              Employment Agreement, dated June 1, 1994, between the Company and Nicole S.
                                         Williams.  Filed herewith.

                        21               Subsidiaries of the registrant.  Filed herewith.

                        23               Consent of Arthur Andersen & Co.  Filed herewith.

(b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the period for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, R.P. Scherer International Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 24, 1994.

                                        R.P. SCHERER INTERNATIONAL CORPORATION


                                   By:        /s/ John P. Cashman
                                      -----------------------------------------
                                                  John P. Cashman
                                         Chairman and Co-Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, as amended, this Report has been signed below by the following persons on behalf of R.P. Scherer International Corporation in the capacities indicated on June 24, 1994.:

          SIGNATURES                                       TITLE


     /s/ John P. Cashman                           Chairman and Co-Chief
     -------------------                              Executive Officer
      John P. Cashman

    /s/ Aleksandar Erdeljan                         President and Co-Chief
    -----------------------                            Executive Officer
      Aleksandar Erdeljan

   /s/ Nicole S. Williams                   Executive Vice President, Finance,
   ----------------------                   Chief Financial Officer, Treasurer
     Nicole S. Williams                               and Secretary


   /s/ Thomas J. Stuart                       Vice President and Controller
   --------------------                       (Principal Accounting Officer)
     Thomas J. Stuart

   /s/ Frederick Frank                                   Director
   -------------------
     Frederick Frank

   /s/ Lori G. Koffman                        Director, Assistant Secretary
   -------------------
     Lori G. Koffman

 /s/ Gilbert H. Lamphere                                 Director
 -----------------------
   Gilbert H. Lamphere


   /s/ Louis Lasagna                                     Director
   -----------------
     Louis Lasagna

  /s/ Robert H. Rock                                     Director
  ------------------
    Robert H. Rock

  /s/ James A. Stern                                     Director
  ------------------
    James A. Stern

                     INDEX TO FINANCIAL STATEMENT SCHEDULES


Financial Schedules                                                                             Page
- - - -------------------                                                                             ----
II.      Amounts Receivable from Employees                                                        50

V.       Property, Plant and Equipment                                                            51

VI.      Accumulated Depreciation of Property, Plant and Equipment                                52

VIII.    Valuation Accounts                                                                       53

X.       Supplementary Income Statement Information                                               54


All other schedules are omitted as data is contained in the consolidated financial statements or are not applicable or not required.

            R.P. SCHERER INTERNATIONAL CORPORATION AND SUBSIDIARIES
                SCHEDULE II - AMOUNTS RECEIVABLE FROM EMPLOYEES


            (In thousands)                          Balance at                                             Balance at
                                                     Beginning                          Amounts            End of
            Name of Debtor                           of Period       Additions          Collected           Period
            --------------                           ---------       ---------          ---------           ------
            For the year ended March 31, 1994:      $      0         $       -         $        -         $        0
                                                    ========         =========         ==========         ==========

            For the year ended March 31, 1993:      $      0         $       -         $        -         $        0
                                                    ========         =========         ==========         ==========

            For the year ended March 31, 1992:
            J. Cashman, Chairman and
             A. Erdeljan, President...........      $    400         $       -         $   (400) (a)      $        0
                                                    ========         =========         =========          ==========

 (a) The above note was forgiven in entirety as agreed to due to a successful stock offering in October 1991.

            R.P. SCHERER INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT


    (In thousands)               Balance at                                                            Balance at
                                Beginning of       Additions                         Other                End
           Description            Period           to Cost       Retirements      Changes (b)          of Period
           -----------           ---------        ----------     ------------    --------------       ------------
    Year ended March 31, 1994:
    -------------------------
    Land and improvements          $16,932           $32              $0              ($120)            $16,844
    Buildings and equipment         55,480         5,628               0             (1,030)             60,078
    Machinery and equipment        141,200        27,433          (1,028)            (6,131)            161,474
    Furniture and fixtures           9,483         1,096            (349)               701              10,931
    Transportation equipment         1,145           697             (99)                56               1,799
    Leasehold improvements           5,822           222             (24)             2,669               8,689
    Construction in progress        13,476         4,395 (a)      (1,236)             8,542              25,177
                                 ---------       -------         -------             ------            --------
                                  $243,538       $39,503         ($2,736)            $4,687            $284,992
                                 =========       =======         =======             ======            ========

    Year ended March 31, 1993:
    -------------------------
    Land and improvements          $17,881          $279             ($2)           ($1,226)            $16,932
    Buildings and equipment         46,844         4,746             (61)             3,951              55,480
    Machinery and equipment        105,718        18,623          (3,976)            20,835             141,200
    Furniture and fixtures           6,792         3,458            (910)               143               9,483
    Transportation equipment           478           839            (311)               139               1,145
    Leasehold improvements           6,119            24            (522)               201               5,822
    Construction in progress         7,125         5,223 (a)          (8)             1,136              13,476
                                 ---------       -------         -------             ------            --------
                                  $190,957       $33,192         ($5,790)           $25,179            $243,538
                                 =========       =======         =======             ======            ========

    Year ended March 31, 1992:
    -------------------------
    Land and improvements          $17,520          $381            ($42)               $22             $17,881
    Buildings and equipment         43,039         3,370              (1)               436              46,844
    Machinery and equipment         92,899        11,764          (2,563)             3,618             105,718
    Furniture and fixtures           4,613         2,256            (349)               272               6,792
    Transportation equipment           331           298            (169)                18                 478
    Leasehold improvements           5,853           251            (167)               182               6,119
    Construction in progress         2,312         2,627 (a)        (125)             2,311               7,125
                                 ---------       -------         -------             ------            --------
                                  $166,567       $20,947         ($3,416)            $6,859            $190,957
                                 =========       =======         =======             ======            ========

(a) Net of transfers to various property, plant and equipment categories.
(b) Includes changes due to fluctuations in foreign currency exchange rates, purchase accounting adjustments, and disposals of certain discontinued businesses. Also included in fiscal year 1993 are changes due to adoption of SFAS 109.

            R.P. SCHERER INTERNATIONAL CORPORATION AND SUBSIDIARIES
    SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT


    (In thousands)                 Balance at      Additions Charged                                    Balance at
                                   Beginning        to Costs and                         Other            End
          Description               of Period       Expenses (b)      Retirements      Changes (a)     of Period
          -----------              -----------      ------------      ----------     ----------        ----------
    Year ended March 31, 1994:
    Land and improvements               $83              $23              --             ($3)               $103
    Buildings and equipment           6,375            2,157              --          (1,535)              6,997
    Machinery and equipment          37,722           12,227          ($794)            (651)             48,504
    Furniture and fixtures            3,701            1,915           (325)            (419)              4,872
    Transportation equipment            297              393            (68)              55                 677
    Leasehold improvements              809              406            (24)             933               2,124
                                 -----------      ------------      ----------     ----------         ----------
                                    $48,987          $17,121        ($1,211)         ($1,620)            $63,277
                                 ===========      ============      ==========     ==========         ==========

    Year ended March 31, 1993:
    Land and improvements               $12              $32             --              $39                 $83
    Buildings and equipment           3,940            1,832            (26)             629               6,375
    Machinery and equipment          25,398           12,137         (4,064)           4,251              37,722
    Furniture and fixtures            2,524            1,848           (883)             212               3,701
    Transportation equipment            (26)             334           (198)             187                 297
    Leasehold improvements            1,480              347           (515)            (503)                809
                                 -----------      ------------      ----------     ----------         ----------
                                    $33,328          $16,530        ($5,686)          $4,815             $48,987
                                 ===========      ============      ==========     ==========         ==========

    Year ended March 31, 1992:
    Land and improvements                $8               $4             --               --                 $12
    Buildings and equipment           1,710            1,855             (2)             377               3,940
    Machinery and equipment          14,980            9,710         (2,364)           3,072              25,398
    Furniture and fixtures            1,179            1,454           (312)             203               2,524
    Transportation equipment            (76)             152           (120)              18                 (26)
    Leasehold improvements            1,122              454           (124)              28               1,480
                                 -----------      ------------      ----------     ----------         ----------
                                    $18,923          $13,629        ($2,922)          $3,698             $33,328
                                 ===========      ============      ==========     ==========         ==========


(a) Includes changes due to fluctuations in foreign currency exchange rates, purchase accounting adjustments, and disposals of certain discontinued businesses. Also included in fiscal year 1993 are changes due to adoption of SFAS 109.
(b)      The Company provided for depreciation at the following annual rates:
         Buildings and improvements - 2% to 5%
         Machinery, equipment, furniture and fixtures, etc. - 5% to 33 1/3%.

            R.P. SCHERER INTERNATIONAL CORPORATION AND SUBSIDIARIES
                       SCHEDULE VIII - VALUATION ACCOUNTS


   (In thousands)                           Balance at     Charged to           Other                          Balance at
                                            Beginning       Costs and        Changes Add                         End of
   Description                              of Period       Expenses        (Deduct) (a)       Deductions        Period
   -----------                             ---------       --------        ------------       ----------        ------
   FOR THE YEAR ENDED MARCH 31, 1994:
   Valuation accounts deducted from
   related assets -
     Reserve for doubtful accounts         $ 2,260            $1,123        $    (53)         $   (427)        $ 2,903
     Reserve for unmerchantable
     inventories                             2,188               828             (44)           (1,271)          1,701
     Reserve for future tax benefits        23,777             1,613               0                 0          25,390
                                           =======            ======        ========          ========         =======

   FOR THE YEAR ENDED MARCH  31, 1993:
   Valuation accounts deducted from
   related assets -
     Reserve for doubtful accounts          $2,064           $   638       $     (35)         $   (407)         $2,260
     Reserve for unmerchantable
     inventories                             1,900               706             (43)             (375)          2,188
     Reserve for future tax benefits             0             4,460          19,317 (b)             0          23,777
                                           =======           =======       =========          ========          ======

   FOR THE YEAR ENDED MARCH 31, 1992:
   Valuation accounts deducted from
   related assets -
     Reserve for doubtful accounts          $1,416           $   873       $      22          $   (247)         $2,064
     Reserve for unmerchantable
     inventories                             1,920               289              26              (335)          1,900
                                           =======           =======       =========          ========          ======


(a) Includes changes due to fluctuations in foreign currency exchange rates.
(b) Resulting from initial adoption of SFAS 109, included in net cumulative effect of accounting change.

            R.P. SCHERER INTERNATIONAL CORPORATION AND SUBSIDIARIES
            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

            (In thousands)                                        Twelve Months
                                                                  Ended March 31,
                                                          --------------------------------
                                                              1994      1993      1992
                                                          ---------- ---------- ----------
            Charged to Costs and Expenses -

              Maintenance and repairs                     $10,463    $11,197    $ 9,121
              Amortization of intangible and other
                assets                                      6,849      6,148      7,850
              Taxes, other than payroll and income
                taxes                                       2,586      2,231      2,987
                                                          =======    =======    =======

Amounts charged to costs and expenses for (1) royalties and (2) advertising costs have been omitted since each is less than 1% of net sales.

                               INDEX TO EXHIBITS


Exhibit Description                                                        Page
- - - -------------------                                                        ----

Exhibit 10.1 - Amended and Restated $175,000,000 Credit Agreement           56

Exhibit 10.7 - Employment Agreement - John P. Cashman                      134

Exhibit 10.8 - Employment Agreement - Aleksandar Erdeljan                  140

Exhibit 10.9 - Employment Agreement - Nicole S. Williams                   146

Exhibit 21 - Subsidiaries                                                  153

Exhibit 23 - Consent of Arthur Andersen & Co.                              155